Form 10-Q
period 2014-03-31
American Capital Senior Floating, Ltd.
filed 2014-05-15
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 814-01025

AMERICAN CAPITAL SENIOR FLOATING, LTD.
(Exact name of registrant as specified in its charter)

Maryland		46-1996220
(State of Incorporation)		(I.R.S. Employer Identification No.)
2 Bethesda Metro Center 14th Floor Bethesda, MD 20814
(Address of principal executive offices)
301-968-9310
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange     Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 14, 2014 was 10,000,100.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms "ACSF", “we”, “us”, and “our” refer to American Capital Senior Floating, Ltd. and its consolidated subsidiary; "ACSF Management" or "Manager" refers to American Capital ACSF Management, LLC; "1940 Act" refers to the Investment Company Act of 1940, as amended; "Code" refers to the Internal Revenue Code of 1986, as amended; "RIC" refers to a regulated investment company under the Code; and "BDC" refers to a business development company under the 1940 Act. References to our portfolio, our investments, our secured revolving credit facility, as amended, or the "Credit Facility", and our business include investments we make through our wholly-owned consolidated subsidiary, ACSF Funding I, LLC or "ACSF Funding".

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Investments, fair value (cost of $278,007 and $198,268, respectively)	$279,548	$199,565
Cash and cash equivalents	4,305	12,493
Receivable for investments sold	2,031	5,394
Deferred financing costs	675	474
Interest receivable	569	303
Prepaid expenses and other assets	434	467
Receivable from affiliate	290	—
Total assets	$287,852	$218,696
Liabilities
Secured revolving credit facility payable (see note 8)	$128,900	$—
Revolving credit facility payable (see note 8)	—	194,748
Payable for investments purchased	4,485	20,494
Dividends payable (see note 11)	1,800	—
Management fee payable (see note 3)	426	—
Interest payable (see note 8)	73	943
Taxes payable	—	803
Payable to affiliate (see note 3)	241	295
Other liabilities and accrued expenses	787	397
Total liabilities	136,712	217,680
Commitments and contingencies (see note 12)
Net Assets
Common stock, par value $0.01 per share. 10,000,100 and 100 issued and outstanding, respectively. 300,000,000 and 1,000 authorized, respectively.	100	—
Paid-in capital in excess of par	149,705	1
Undistributed net investment income	373	246
Accumulated net realized gain (loss) from investments	142	(7)
Net unrealized appreciation on investments	820	776
Total net assets	151,140	1,016
Total liabilities and net assets	$287,852	$218,696
Net asset value per share	$15.11	N/M

See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except per share data)

Three Months Ended
March 31, 2014
Investment income:
Interest	$3,797
Total investment income	3,797
Expenses:
Interest and commitment fee (see note 8)	992
Management fee (see note 3)	426
Insurance	108
Amortization of deferred financing costs	96
Other general and administrative expenses	459
Total expenses	2,081
Expense reimbursement (see note 3)	(290)
Net expenses	1,791
Net investment income before tax	2,006
Income tax provision	(79)
Net investment income	1,927
Realized and unrealized gain on investments:
Net realized gain on investments	149
Net unrealized appreciation on investments	244
Income tax provision	(200)
Net realized and unrealized gain on investments	193
Net increase in net assets resulting from operations	$2,120
Earnings per share (see note 5)	$0.21

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(unaudited, in thousands)

Three Months Ended March 31, 2014
Increase in net assets resulting from operations:
Net investment income	$1,927
Net realized gain	149
Net unrealized appreciation on investments	44
Net increase in net assets resulting from operations	2,120

Distributions to common shareholders:
From net investment income	(1,800)

Capital transactions:
Proceeds from public offering	150,000
Offering costs	(770)
Contribution for taxes waived (see note 9)	574
Net increase in net assets from capital transactions	149,804
Net increase in net assets	150,124

Net assets:
Beginning of period	1,016
End of period	$151,140

Undistributed net investment income, end of period	$373

Capital share activity:
Shares issued in public offering	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

Three Months Ended March 31, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$2,120
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gain on investments	(149)
Net change in unrealized appreciation on investments	(244)
Accretion of CLO interest income	(1,095)
Amortization of deferred financing costs	96
Purchase of investments	(98,244)
Proceeds from dispositions of investments	19,749
Decrease in receivable for investments sold	3,363
Decrease in payable for investments purchased	(16,009)
Increase in receivable from affiliate	(290)
Increase in interest receivable	(266)
Decrease in prepaid expenses and other assets	33
Decrease in interest payable	(870)
Increase in other liabilities, accrued expenses and payable to affiliate	336
Increase in management fee payable	426
Decrease in taxes payable	(229)
Net cash used in operating activities	(91,273)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	150,000
Offering costs from the issuance of common stock	(770)
Proceeds from debt	135,400
Payments on debt	(201,248)
Deferred financing costs paid	(297)
Net cash provided by financing activities	83,085
Net decrease in cash and cash equivalents	(8,188)
Cash and cash equivalents at beginning of period	12,493
Cash and cash equivalents at end of period	$4,305
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$1,862
Cash paid for income taxes	$517
Supplemental disclosure of non-cash financing activity:
Contribution for taxes waived	$574

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans — 139.8% of net assets
Accellent Inc. (7)	3/12/2021	4.50%	L+3.50%	Health Care Equipment & Supplies	$2,000	$2,000	$2,001
Acosta, Inc. (7)	3/1/2018	4.25%	L+3.25%	Media	1,599	1,616	1,607
Aegis Toxicology Sciences Corporation (7)	2/24/2021	5.50%	L+4.50%	Health Care Providers & Services	1,667	1,655	1,673
Akorn, Inc. (3), (5), (6), (7)	11/13/2020	4.50%	L+3.50%	Pharmaceuticals	2,500	2,487	2,530
American Renal Holdings Inc. (7)	8/20/2019	4.50%	L+3.25%	Health Care Providers & Services	2,985	2,956	2,990
AmWINS Group, LLC (7)	9/6/2019	5.00%	L+3.75%	Insurance	2,987	3,005	3,012
Aquilex LLC (7)	12/31/2020	5.00%	L+4.00%	Commercial Services & Supplies	2,000	1,995	2,012
ARG IH Corporation (7)	11/15/2020	5.00%	L+4.00%	Hotels, Restaurants & Leisure	2,494	2,505	2,514
Armor Holding II LLC (7)	6/26/2020	5.75%	L+4.50%	Diversified Financial Services	1,943	1,969	1,957
Ascend Learning, LLC (7)	7/31/2019	6.00%	L+5.00%	Diversified Consumer Services	599	596	607
Aspen Dental Management, Inc. (7)	10/6/2016	7.00%	L+5.50%	Health Care Providers & Services	995	986	998
Ascensus, Inc.	12/2/2019	5.00%	L+4.00%	Commercial Services & Supplies	998	993	1,010
Asurion, LLC (5), (7)	5/24/2019	5.00%	L+3.75%	Commercial Services & Supplies	1,995	1,997	2,003
Atlantic Power Limited Partnership (3),(7)	2/24/2021	4.75%	L+3.75%	Independent Power and Renewable Electricity Producers	2,000	1,990	2,009
BarBri, Inc. (7)	7/17/2019	4.50%	L+3.50%	Diversified Consumer Services	1,000	1,000	1,004
BJ's Wholesale Club, Inc. (7)	9/26/2019	4.50%	L+3.50%	Food & Staples Retailing	1,496	1,498	1,503
Blackboard, Inc. (7)	10/4/2018	4.75%	L+3.75%	Software	4,489	4,491	4,531
Blue Coat Systems, Inc. (7)	5/31/2019	4.00%	L+3.00%	Software	3,064	3,083	3,079
BMC Software Finance, Inc. (7)	9/10/2020	5.00%	L+4.00%	Software	3,491	3,517	3,502
Calceus Acquisition, Inc. (7)	1/31/2020	5.00%	L+4.00%	Textiles, Apparel & Luxury Goods	2,985	2,999	3,004
Camp International Holding Company (7)	5/31/2019	4.75%	L+3.75%	Transportation Infrastructure	1,995	2,027	2,020
Caraustar Industries, Inc. (7)	5/1/2019	7.50%	L+6.25%	Containers & Packaging	748	741	762
Carecore National, LLC (7)	3/5/2021	5.50%	L+4.50%	Health Care Providers & Services	2,083	2,083	2,102
Catalina Marketing Corporation (7)	10/12/2020	5.25%	L+4.25%	Media	2,488	2,488	2,490
CEC Entertainment, Inc. (7)	2/12/2021	4.25%	L+3.25%	Hotels, Restaurants & Leisure	2,500	2,488	2,487
Centerplate, Inc. (7)	11/26/2019	4.75%	L+3.75%	Hotels, Restaurants & Leisure	2,000	1,990	2,014
CHS/Community Health Systems, Inc. (3), (7)	1/27/2021	4.25%	L+3.25%	Health Care Providers & Services	997	993	1,007
CityCenter Holdings, LLC (7)	10/16/2020	5.00%	L+4.00%	Hotels, Restaurants & Leisure	1,995	2,009	2,015
CompuCom Systems, Inc. (7)	5/9/2020	4.25%	L+3.25%	IT Services	997	1,000	998
Connolly, Inc. (7)	1/29/2021	5.00%	L+4.00%	Professional Services	665	662	673
CPG International Inc. (7)	9/30/2020	4.75%	L+3.75%	Building Products	3,982	3,984	4,002

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
CT Technologies Intermediate Holdings, Inc. (7)	10/4/2019	5.25%	L+4.00%	Health Care Technology	$2,494	$2,505	$2,525
DAE Aviation Holdings, Inc. (7)	11/2/2018	5.00%	L+4.00%	Aerospace & Defense	1,365	1,382	1,388
Datapipe, Inc. (7)	3/15/2019	5.75%	L+4.50%	IT Services	1,943	1,957	1,950
Deltek, Inc. (7)	10/10/2018	4.50%	L+3.50%	Software	2,985	2,996	3,007
Dialysis Newco, Inc.	8/16/2020	5.25%	L+4.25%	Health Care Providers & Services	1,990	1,992	1,995
Dole Food Company, Inc. (7)	11/1/2018	4.50%	L+3.50%	Food Products	3,741	3,731	3,763
Drew Marine Group Inc.	11/19/2020	4.50%	L+3.50%	Chemicals	1,995	1,999	2,010
Duff & Phelps Corporation (7)	4/23/2020	4.50%	L+3.50%	Capital Markets	3,482	3,485	3,504
DynCorp International Inc. (7)	7/7/2016	6.25%	L+4.50%	Aerospace & Defense	2,365	2,381	2,385
Emerald Expositions Holding, Inc(7)	6/17/2020	5.50%	L+4.25%	Media	2,985	3,013	3,014
ExGen Renewables, LLC (7)	2/6/2021	5.25%	L+4.25%	Independent Power and Renewable Electricity Producers	1,500	1,506	1,532
Fairmount Minerals, Ltd. (3), (7)	9/5/2019	4.50%	L+3.50%	Metals & Mining	2,985	3,003	3,007
Filtration Group Corporation (7)	11/20/2020	4.50%	L+3.50%	Industrial Conglomerates	2,244	2,249	2,263
First Data Corporation (7)	3/24/2021	4.15%	L+4.00%	IT Services	2,000	2,007	2,009
Genex Services, Inc.	7/26/2018	5.25%	L+4.25%	Insurance	2,109	2,130	2,120
Global Tel*Link Corporation (7)	5/22/2020	5.00%	L+3.75%	Diversified Telecommunication Services	1,891	1,854	1,881
Great Wolf Resorts, Inc. (7)	8/6/2020	4.50%	L+3.50%	Hotels, Restaurants & Leisure	2,985	2,992	3,001
Greeneden U.S. Holdings II, LLC (7)	11/13/2020	4.50%	L+3.50%	Software	1,995	1,985	2,007
HGIM Corp. (7)	6/18/2020	5.50%	L+4.50%	Marine	1,493	1,498	1,497
Hyland Software, Inc. (7)	2/19/2021	4.75%	L+3.75%	Software	1,365	1,358	1,380
Ikaria, Inc. (7)	2/12/2021	5.00%	L+4.00%	Health Care Providers & Services	2,667	2,673	2,689
Information Resources, Inc. (7)	9/30/2020	4.75%	L+3.75%	Professional Services	1,990	2,004	2,003
Inmar, Inc. (7)	1/27/2021	4.25%	L+3.25%	Commercial Services & Supplies	3,000	2,971	2,983
Intrawest Operations Group, LLC	12/9/2020	5.50%	L+4.50%	Hotels, Restaurants & Leisure	2,195	2,177	2,230
Ion Media Networks, Inc. (7)	12/18/2020	5.00%	L+4.00%	Media	1,995	2,020	2,016
Landslide Holdings, Inc. (7)	2/25/2020	5.00%	L+4.00%	Software	1,000	995	1,003
Learning Care Group (US) No. 2 Inc. (7)	5/8/2019	5.75%	L+4.50%	Diversified Consumer Services	804	814	808
Leonardo Acquisition Corp. (7)	2/1/2021	4.25%	L+3.25%	Internet & Catalog Retail	3,000	3,013	3,015
Metaldyne, LLC (7)	12/18/2018	4.25%	L+3.25%	Auto Components	1,990	1,990	2,003
Mitchell International, Inc. (7)	10/13/2020	4.50%	L+3.50%	IT Services	2,993	3,010	3,006
Murray Energy Corporation (7)	12/5/2019	5.25%	L+4.25%	Oil, Gas & Consumable Fuels	3,000	2,986	3,030
National Financial Partners Corp. (7)	7/1/2020	5.25%	L+4.25%	Insurance	499	499	503
The Neiman Marcus Group Inc. (7)	10/25/2020	4.25%	L+3.25%	Multiline Retail	2,993	2,995	3,006
Opal Acquisition, Inc. (7)	11/27/2020	5.00%	L+4.00%	Insurance	2,993	2,968	3,007

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Oxbow Carbon LLC (7)	7/19/2019	4.25%	L+3.25%	Metals & Mining	$975	$982	$982
P2 Lower Acquisition, LLC (7)	10/22/2020	5.50%	L+4.50%	Health Care Providers & Services	2,327	2,318	2,346
Patheon Inc. (3), (7)	3/11/2021	4.25%	L+3.25%	Pharmaceuticals	2,000	1,995	1,993
PharMedium Healthcare Corporation (7)	1/28/2021	4.25%	L+3.25%	Pharmaceuticals	2,500	2,515	2,508
PRA Holdings, Inc. (7)	9/23/2020	4.50%	L+3.50%	Life Sciences Tools & Services	1,990	1,990	1,987
Prowler Acquisition Corp. (7)	1/28/2020	5.50%	L+4.50%	Energy Equipment & Services	1,286	1,277	1,295
Quikrete Holdings, Inc. (7)	9/28/2020	4.00%	L+3.00%	Construction Materials	2,985	2,999	2,995
Ranpak Corp. (7)	4/23/2019	4.50%	L+3.25%	Containers & Packaging	1,952	1,961	1,969
Raven Power Finance LLC (7)	12/19/2020	5.25%	L+4.25%	Independent Power Producers & Energy Traders	1,995	1,976	2,021
Renaissance Learning, Inc. (7)	11/16/2020	6.25%	P+3.00%	Software	3,980	3,941	3,997
RGIS Services, LLC (7)	10/18/2017	5.50%	L+4.25%	Commercial Services & Supplies	2,985	2,967	2,992
Sabre Inc. (7)	2/19/2019	4.25%	L+3.25%	Software	2,489	2,514	2,492
Securus Technologies Holdings, Inc. (7)	4/30/2020	4.75%	L+3.50%	Diversified Telecommunication Services	1,919	1,889	1,919
Sequa Corporation (7)	6/19/2017	5.25%	L+4.00%	Industrial Conglomerates	748	743	735
Sheridan Holdings, Inc. (7)	6/29/2018	4.50%	L+3.50%	Health Care Providers & Services	2,284	2,307	2,300
Spin Holdco Inc. (7)	11/14/2019	4.25%	L+3.25%	Diversified Consumer Services	2,993	2,994	2,997
Standard Aero Limited (3), (7)	11/2/2018	5.00%	L+4.00%	Aerospace & Defense	619	626	629
Station Casinos LLC (5), (7)	3/2/2020	4.25%	L+3.25%	Hotels, Restaurants & Leisure	2,985	3,010	2,997
STS Operating, Inc. (7)	2/12/2021	4.75%	L+3.75%	Trading Companies & Distributors	2,000	2,013	2,022
Thermasys Corp. (7)	5/3/2019	5.25%	L+4.00%	Machinery	1,875	1,879	1,875
TMS International Corp. (7)	10/16/2020	4.50%	L+3.50%	Metals & Mining	2,993	3,000	3,004
TransFirst Holdings, Inc. (7)	12/27/2017	4.00%	L+3.00%	IT Services	2,758	2,771	2,766
TriNet HR Corporation (7)	8/20/2020	5.00%	L+4.00%	Professional Services	3,985	4,002	4,050
Turbocombustor Technology, Inc. (7)	12/2/2020	5.50%	L+4.50%	Aerospace & Defense	3,491	3,458	3,535
USI, Inc. (7)	12/27/2019	4.25%	L+3.25%	Insurance	1,990	2,009	2,001
USIC Holdings, Inc. (7)	7/10/2020	4.00%	L+3.00%	Construction & Engineering	2,985	2,999	2,986
Vitera Healthcare Solutions, LLC (7)	11/4/2020	6.00%	L+5.00%	Health Care Technology	2,244	2,227	2,239
WideOpenWest Finance, LLC (7)	4/1/2019	4.75%	L+3.75%	Media	1,995	2,020	2,001
WP CPP Holdings, LLC	12/28/2019	4.75%	L+3.75%	Aerospace & Defense	2,985	2,978	2,992
WTG Holdings III Corp (7)	1/15/2021	4.75%	L+3.75%	Machinery	998	993	1,003
Total First Lien Floating Rate Loans					$210,079	$210,294	$211,284

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans — 20.1% of net assets
Accellent Inc.	3/11/2022	7.50%	L+6.50%	Health Care Equipment & Supplies	$1,500	$1,496	$1,493
Ameriforge Group Inc.	12/21/2020	8.75%	L+7.50%	Energy Equipment & Services	500	500	514
Applied Systems, Inc.	1/24/2022	7.50%	L+6.50%	Software	1,000	993	1,019
Asurion, LLC (7)	3/3/2021	8.50%	L+7.50%	Commercial Services & Supplies	1,000	985	1,036
BJ's Wholesale Club, Inc.	3/26/2020	8.50%	L+7.50%	Food & Staples Retailing	2,000	1,991	2,053
Camp International Holding Company	11/29/2019	8.25%	L+7.25%	Transportation Infrastructure	1,000	1,000	1,022
Chromaflo Technologies Corporation (Chromaflo Technologies Finance B.V.) (3)	6/2/2020	8.25%	L+7.25%	Chemicals	1,000	995	1,010
Del Monte Foods, Inc. (3)	8/18/2021	8.25%	L+7.25%	Food Products	1,500	1,499	1,496
Drew Marine Group Inc.	5/19/2021	8.00%	L+7.00%	Chemicals	2,000	1,995	2,020
Filtration Group Corporation	11/22/2021	8.25%	L+7.25%	Industrial Conglomerates	500	495	512
Ikaria, Inc.	2/14/2022	8.75%	L+7.75%	Health Care Providers & Services	1,000	1,013	1,018
Inmar, Inc.	1/27/2022	8.00%	L+7.00%	Commercial Services & Supplies	3,500	3,466	3,513
Landslide Holdings, Inc.	2/25/2021	8.25%	L+7.25%	Software	1,000	993	1,011
Performance Food Group, Inc.	11/14/2019	6.25%	L+5.25%	Food & Staples Retailing	2,985	2,968	3,035
PharMedium Healthcare Corporation	1/28/2022	7.75%	L+6.75%	Pharmaceuticals	2,000	1,990	2,030
Sedgwick Claims Management Services, Inc.	2/28/2022	6.75%	L+5.75%	Insurance	2,000	1,990	1,994
Sheridan Holdings, Inc.	12/20/2021	8.25%	L+7.25%	Health Care Providers & Services	2,000	1,990	2,060
Surgery Center Holdings, Inc.	4/11/2020	9.75%	L+8.50%	Health Care Providers & Services	1,500	1,478	1,489
WP CPP Holdings, LLC	4/30/2021	8.75%	L+7.75%	Aerospace & Defense	1,000	1,024	1,016
WTG Holdings III Corp	1/15/2022	8.50%	L+7.50%	Machinery	1,000	995	1,010
Total Second Lien Floating Rate Loans					$29,985	$29,856	$30,351
CLO Equity — 25.1% of net assets
Apidos CLO XIV, Income Notes (3), (4)	4/15/2025				$4,400	$4,292	$4,450
Blue Hill CLO, Ltd. Subordinated Notes (3), (4)	1/15/2026				5,400	5,014	4,931
Blue Hill CLO, Ltd. Subordinated Fee Notes (3), (4)	1/15/2026				100	110	110
Cent CLO 18 Limited, Subordinated Notes (3), (4)	7/23/2025				4,675	4,345	4,457
Cent CLO 19 Limited, Subordinated Notes (3), (4)	10/29/2025				2,750	2,617	2,476
Carlyle Global Market Strategies CLO 2013-3, Subordinated Notes due 2025 (3), (4)	7/15/2025				2,750	2,321	2,570
Dryden 31 Senior Loan Fund 2014, Subordinated Notes (3), (4)	4/18/2026				5,250	4,862	4,823
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4)	11/17/2025				2,750	2,603	2,531

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4)	4/18/2026				$3,750	$3,571	$3,571
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4)	10/15/2025				3,410	3,065	3,109
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4)	1/15/2024				5,500	5,057	4,885
Total CLO Equity					$40,735	$37,857	$37,913
Total Investments — 185.0% of net assets					$280,799	$278,007	$279,548
Liabilities in Excess of Other Assets — (85.0%)							(128,408)
Net Assets — 100.0%							$151,140

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate ("PRIME" or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2014.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not "qualifying assets" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	All or a portion of this position has not settled as of March 31, 2014.

(6)	Denotes a "when issued" security that was scheduled to close after March 31, 2014.

(7)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans
Akorn, Inc. (3), (5), (6)	11/13/2020	4.50%	L+3.50	Pharmaceuticals	$2,500	$2,488	$2,517
American Renal Holdings, Inc.	8/20/2019	4.50%	L+3.25	Health Care Providers & Services	2,992	2,963	3,006
AmWINS Group, LLC	9/6/2019	5.00%	L+3.75	Insurance	998	996	1,006
Aquilex HydroChem, Inc. (5)	12/18/2020	5.00%	L+4.00	Commercial Services & Supplies	2,000	1,995	2,010
ARG IH Corporation	11/15/2020	5.00%	L+4.00	Hotels, Restaurants & Leisure	2,000	2,006	2,014
Ascensus, Inc.	12/2/2019	5.00%	L+4.00	Commercial Supplies & Services	1,000	995	1,009
Aspen Dental Management, Inc.	10/6/2016	7.00%	L+5.50	Health Care Providers & Services	997	988	990
BJ's Wholesale Club, Inc.	9/26/2019	4.50%	L+3.50	Food & Staples Retailing	1,000	995	1,007
Blackboard, Inc.	10/4/2018	4.75%	L+3.75	Software	4,000	3,995	4,061
Blue Coat Systems, Inc.	5/31/2019	4.50%	L+3.50	Software	3,072	3,091	3,087
BMC Software Finance, Inc.	9/10/2020	5.00%	L+4.00	Software	3,000	3,022	3,021
Calceus Acquisition, Inc.	1/31/2020	5.00%	L+4.00	Textiles, Apparel & Luxury Goods	2,993	3,007	3,014
Catalina Marketing Corporation	10/12/2020	5.25%	L+4.25	Media	2,494	2,494	2,532
Centerplate, Inc.	11/26/2019	4.75%	L+3.75	Hotels, Restaurants & Leisure	2,000	1,990	2,014
Chromaflo Technologies Corporation (Chromaflo Technologies Finance B.V.) (3)	12/2/2019	4.50%	L+3.50	Chemicals	2,000	1,995	2,004
CityCenter Holdings, LLC	10/16/2020	5.00%	L+4.00	Hotels, Restaurants & Leisure	2,000	2,015	2,033
CPG International LLC	9/30/2020	4.75%	L+3.75	Building Products	2,993	2,985	3,013
CT Technologies Intermediate Holdings, Inc.	10/4/2019	5.25%	L+4.00	Health Care Technology	2,500	2,512	2,519
Deltek, Inc.	10/10/2018	5.00%	L+3.75	Software	2,992	3,003	3,009
Dialysis Newco, Inc.	8/16/2020	5.25%	L+4.25	Health Care Providers & Services	1,995	1,997	2,000
Dole Food Company, Inc.	11/1/2018	4.50%	L+3.50	Food Products	3,250	3,234	3,268
Drew Marine Group Inc. (5)	11/19/2020	4.50%	L+3.50	Chemicals	2,000	2,004	2,010
Duff & Phelps Corporation	4/23/2020	4.50%	L+3.50	Capital Markets	3,491	3,494	3,496
Emerald Exposition Holdings, Inc.	6/17/2020	5.50%	L+4.25	Media	2,992	3,022	3,007
Fairmount Minerals, Ltd. (3), (5)	9/5/2019	5.00%	L+4.00	Metals & Mining	2,993	3,011	3,045
Filtration Group Corporation	11/20/2020	4.50%	L+3.50	Industrial Conglomerates	1,250	1,244	1,265
First Data Corporation	3/23/2018	4.16%	L+4.00	IT Services	2,000	2,007	2,007
GENEX Services, Inc.	7/26/2018	5.25%	L+4.25	Insurance	2,115	2,136	2,136
Global Tel*Link Corporation	5/22/2020	5.00%	L+3.75	Diversified Telecommunication Services	1,995	1,956	1,954
Great Wolf Resorts, Inc.	8/6/2020	4.50%	L+3.50	Hotels, Restaurants & Leisure	2,992	3,000	3,013
Greeneden U.S. Holdings, LLC (7)	11/13/2020	4.50%	L+3.50	Software	667	657	674

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
HGIM Corp.	6/18/2020	5.50%	L+4.50	Marine	$1,496	$1,502	$1,512
Information Resources, Inc.	9/30/2020	4.75%	L+3.75	Professional Services	1,995	2,010	2,009
Intrawest Operations Group, LLC (5)	12/9/2020	5.50%	L+4.50	Hotels, Restaurants & Leisure	2,200	2,182	2,227
Metaldyne, LLC	12/18/2018	5.00%	L+3.75	Auto Components	1,995	1,995	2,021
Mitchell International, Inc.	10/12/2020	4.50%	L+3.50	IT Services	2,000	2,005	2,016
Murray Energy Corporation	12/5/2019	5.25%	L+4.25	Oil, Gas & Consumable Fuels	3,000	2,985	3,036
The Neiman Marcus Group LTD Inc.	10/25/2020	5.00%	L+4.00	Multiline Retail	3,000	3,003	3,042
North American Lifting Holdings, Inc.	11/27/2020	5.50%	L+4.50	Commercial Services & Supplies	2,000	1,960	1,990
Opal Acquisition, Inc. (5)	11/27/2020	5.00%	L+4.00	Insurance	3,000	2,975	3,007
Oxbow Carbon LLC	7/19/2019	4.25%	L+3.25	Metals & Mining	987	995	994
P2 Lower Acquisition, LLC	10/22/2020	5.50%	L+4.50	Health Care Providers & Services	2,423	2,414	2,436
Party City Holdings Inc.	7/27/2019	4.25%	L+3.25	Specialty Retail	2,992	3,004	3,010
PRA Holdings, Inc.	9/23/2020	5.00%	L+4.00	Life Sciences Tools & Services	1,995	1,995	2,004
Quikrete Holdings, Inc.	9/26/2020	4.00%	L+3.00	Construction Materials	2,993	3,007	3,011
Ranpak Corp.	4/23/2019	4.50%	L+3.25	Containers & Packaging	1,957	1,966	1,979
Raven Power Finance, LLC	12/19/2020	5.25%	L+4.25	Power Producer & Energy Traders	2,000	1,980	2,005
Renaissance Learning, Inc.	11/16/2020	5.00%	L+4.00	Software	3,990	3,951	4,020
RGIS Services, LLC	10/18/2017	5.50%	L+4.25	Commercial Services & Supplies	2,992	2,974	2,961
Sabre Inc.	2/19/2019	5.25%	L+4.00	Software	1,995	2,017	2,013
Securus Technologies Holdings, Inc.	4/30/2020	4.75%	L+3.50	Diversified Telecommunication Services	1,924	1,893	1,907
Spin Holdco Inc. (5), (6)	11/14/2019	4.25%	L+3.25	Diversified Consumer Services	3,000	3,001	3,026
Station Casinos LLC (5)	3/2/2020	5.00%	L+4.00	Hotels, Restaurants & Leisure	2,992	3,019	3,030
TMS International Corp.	10/16/2020	4.50%	L+3.50	Metals & Mining	3,000	3,007	3,029
TransFirst Holdings, Inc.	12/27/2017	5.75%	L+3.50	IT Services	2,835	2,849	2,844
TriNet HR Corporation	8/20/2020	5.00%	L+4.00	Professional Services	1,995	1,985	2,015
Turbocombustor Technology, Inc.	12/2/2020	5.50%	L+4.50	Aerospace & Defense	3,500	3,465	3,491
USI Inc.	12/27/2019	4.25%	L+3.25	Insurance	1,995	2,015	2,007
USIC Holdings, Inc.	7/10/2020	4.75%	L+3.75	Construction & Engineering	2,993	3,007	3,015
Vitera Healthcare Solutions, LLC	11/4/2020	6.00%	L+5.00	Health Care Technology	2,250	2,232	2,250
WASH MultiFamily Laundry Systems, LLC	2/21/2019	4.50%	L+3.50	Diversified Consumer Services	3,491	3,494	3,500
World Kitchen, LLC	3/4/2019	5.50%	L+4.25	Household Durables	2,992	2,977	3,030
WP CPP Holdings, LLC	12/28/2019	4.75%	L+3.75	Aerospace & Defense	2,992	2,985	3,022
WTG Holdings III Corp (5), (6)	1/15/2021	4.75%	L+3.75	Machinery	1,000	995	1,007
Total First Lien Floating Rate Loans					$153,240	$153,141	$154,207

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans
Ameriforge Group, Inc. (5)	12/21/2020	8.75%	L+7.50	Energy Equipment & Services	$500	$500	$511
BJ's Wholesale Club, Inc.	3/26/2020	8.50%	L+7.50	Food & Staples Retailing	2,000	1,990	2,045
Camp International Holding Company (3)	11/29/2019	8.25%	L+7.25	Transportation Infrastructure	1,000	1,000	1,022
Chromaflo Technologies Corporation (Chromaflo Technologies Finance B.V.) (3)	6/2/2020	8.25%	L+7.25	Chemicals	1,000	995	1,010
Del Monte Foods, Inc. (3), (5), (6)	7/26/2021	8.25%	L+7.25	Food Products	1,000	990	1,012
Drew Marine Group Inc.	5/19/2021	8.00%	L+7.00	Chemicals	2,000	1,995	2,015
Filtration Group Corporation	11/22/2021	8.25%	L+7.25	Industrial Conglomerates	500	495	512
Performance Food Group, Inc.	11/14/2019	6.25%	L+5.25	Food & Staples Retailing	2,993	2,974	3,015
Sheridan Holdings, Inc.	12/20/2021	8.25%	L+7.25	Health Care Providers & Services	2,000	1,990	2,019
WP CPP Holdings, LLC (5)	4/30/2021	8.75%	L+7.75	Aerospace & Defense	1,000	1,025	1,020
WTG Holdings III Corp (5), (6)	1/15/2022	8.50%	L+7.50	Machinery	1,000	995	1,005
Total Second Lien Floating Rate Loans					$14,993	$14,949	$15,186
CLO Equity
Apidos CLO XIV, Income Notes (3), (4)	4/15/2025				$4,400	$4,440	$4,442
Blue Hill CLO, Ltd. Subordinated Notes (3), (4)	1/15/2026				5,400	4,854	4,930
Blue Hill CLO, Ltd. Subordinated Fee Notes (3), (4)	1/15/2026				100	108	110
Cent CLO 18 Limited, Subordinated Notes (3), (4)	7/23/2025				4,675	4,675	4,709
Cent CLO 19 Limited, Subordinated Notes (3), (4)	10/29/2025				2,750	2,524	2,476
Carlyle Global Market Strategies CLO 2013-3, Subordinated Notes due 2025 (3), (4)	7/15/2025				2,750	2,699	2,839
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4)	11/17/2025				2,750	2,511	2,466
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4)	10/15/2025				3,410	3,112	3,047
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4)	1/15/2024				5,500	5,255	5,153
Total CLO Equity					$31,735	$30,178	$30,172
Total Investments					$199,968	$198,268	$199,565
Liabilities in Excess of Other Assets							(198,549)
Net Assets							$1,016

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate ("PRIME" or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2013.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013
(in thousands)

(3)
Investments that are not "qualifying assets" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	All or a portion of this position has not settled as of December 31, 2013.

(6)	Denotes a "when issued" security that was scheduled to close after December 31, 2013.

(7)	Includes the unfunded obligations of $1,333 par at $5 fair value.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(in thousands, except share and per share amounts)

Note 1. Organization
American Capital Senior Floating, Ltd. (which is referred to as “ACSF”, “we”, "us" and “our”) was organized in February 2013 as a Maryland corporation and commenced operations on October 15, 2013. We are structured as an externally managed, non-diversified closed-end investment management company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). On November 14, 2013, we formed a wholly-owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company (“ACSF Funding”).
In January 2014, we completed an initial public offering (“IPO”) of 10,000,000 shares of common stock at the public offering price of $15.00 per share for gross proceeds of $150,000. Upon completion of the IPO, we became externally managed by American Capital ACSF Management, LLC (our "Manager"), an indirect subsidiary of American Capital Asset Management, LLC, ("ACAM"), which is a wholly-owned portfolio company of American Capital, Ltd. ("American Capital"). Prior to the completion of our IPO, we were wholly-owned by ACAM. Following completion of the IPO, ACAM owned approximately 3% of our outstanding common stock, the maximum amount permissible under the 1940 Act. In conjunction with the IPO, our Manager paid the underwriting commissions of $7,952. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF”. In connection with the IPO, we elected to be treated as a BDC under the 1940 Act and intend to elect to be taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Investment Objective
Our investment objective is to provide attractive, risk-adjusted returns over the long-term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans to large U.S. based companies (collectively, "Senior Secured Floating Rate Loans" or "Loans") which are commonly referred to as leveraged loans. We also invest opportunistically in equity tranches of collateralized loan obligations (“CLOs”) collateralized primarily by Loans and may invest in debt tranches of CLOs collateralized primarily by Loans. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Loan positions previously held by us.
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the financial statements for the interim period have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.
The consolidated financial statements include our accounts and those of our wholly-owned subsidiary, ACSF Funding. Intercompany accounts and transactions have been eliminated in consolidation. The accounts of ACSF Funding are prepared for the same reporting period as ours using consistent accounting policies. References to the Accounting Standards Codification, or ASC, serve as a single source of accounting literature. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the consolidated financial statements are issued.
Use of Estimates
The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reported period. Changes in economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Investment Classification
As required by the 1940 Act, investments are classified by level of control. "Control Investments" are defined as investments in portfolio companies that we are deemed to control as defined in the 1940 Act. "Affiliate Investments" are investments

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. "Non-Control/Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments.
Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company.
As of March 31, 2014, all of our investments were Non-Control/Non-Affiliate investments.
Fair Value Measurements
We value our investments in accordance with the 1940 Act and ASC Topic 820, Fair Value Measurements and Disclosures, ("ASC 820") as determined in good faith by our Board of Directors. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service and broker-dealers, and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then reviewed and approved by the Investment Committee and by our Audit and Compliance Committee. The valuation recommendations are then sent to our Board of Directors for final approval. For the three months ended March 31, 2014, there were no changes to our valuation techniques or the nature of the related inputs considered in the valuation process.
Securities Transactions
Securities transactions are recorded on the trade date. Cost is determined based on consideration given and the unrealized gains or losses on investment securities represent the changes in fair values as determined in compliance with the valuation policy. Realized gains and losses from securities are recorded on the basis of weighted-average cost.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount ("OID") and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2014, we accrued income on all investments and had no loans on non-accrual status.
Interest income on the CLO equity investments is recognized using the effective interest method as required by FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). At the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment as adjusted for credit impairments, if any.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid financial instruments with original maturities of 90 days or less including those held in overnight sweep bank deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value.
Consolidation
As permitted under Regulation S-X and as explained by ASC 946-810-45, Financial Services - Investment Companies - Consolidation, we will generally not consolidate an investment in a company other than an investment company subsidiary or a controlled operating company whose business consists primarily of providing services to us. Accordingly, we have consolidated the results of ACSF Funding in our consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

Dividends to Common Shareholders
Dividends and distributions to common shareholders are recorded on the ex-dividend date.
Note 3. Agreements
Management Agreement
We have entered into a management agreement with our Manager effective as of the date of the closing of our IPO. Under the management agreement, our Manager has agreed to provide investment advisory services to us, in addition to providing additional services, personnel and facilities necessary for our operations. Unless terminated earlier, the management agreement will continue to be in effect for a period of two years. It will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case if also approved by a majority of our directors who are not "Interested Persons" as defined under the 1940 Act.
Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.8% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined by GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. The management fee is prorated for any partial period and totaled $426 for the three months ended March 31, 2014.
Since our Manager has no employees, it has entered into an administrative agreement with both its parent and American Capital pursuant to which our Manager will be provided with personnel, services and resources necessary for our Manager to perform its obligations under the management agreement.
We have also agreed to reimburse our Manager and its affiliates for certain expenses related to operations incurred on our behalf, excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or its affiliates who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. In addition, our Manager or one of its affiliates may pay for or incur certain expenses and then allocate these expenses to ACSF. For the three months ended March 31, 2014, we recognized $241 of expenses that will be reimbursed to our Manager and its affiliates.
For the first full 24 months after the date of our IPO, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated shareholder’s equity, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf, and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes, and accrued costs and fees related to actual, pending, or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this operating expense limit, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the limit described above. Subsequent to the first full 24 months after the date of our IPO, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations. For the three months ended March 31, 2014, our Manager was required to reimburse us for $290 of operating expenses as a result of the expense cap.
ACSF Funding Investment Advisory Agreement
ACSF Funding entered into an investment advisory agreement with our Manager to manage its assets. No additional compensation is payable to our Manager under such agreement.
License Agreement
American Capital owns all the rights, title and interest in the service marks and domain names associated with American Capital, its affiliates and subsidiaries. We have entered into a royalty-free license agreement with American Capital for the right to use the names "American Capital Senior Floating" and “American Capital”, logo and domain address for so long as our Manager or one of its affiliates remains our investment manager and it is used in connection with our business activities.
Tax Sharing Agreement
For the period prior to the IPO date during which we were treated as a taxable C corporation for tax purposes, we had a tax sharing agreement with American Capital and other members of its consolidated tax group, under which such members bore their full share of their individual tax obligation and members were compensated for their losses and other tax benefits that were able to be used by other members of the consolidated tax group based on their pro-forma stand-alone federal income tax return.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

Note 4. Net Asset Value Per Share
At March 31, 2014, our total net assets and net asset value per share were $151,140 and $15.11, respectively. Net asset value per share at December 31, 2013 is not considered meaningful and has been marked "N/M" in the consolidated financial statements.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$2,120
Denominator - weighted average shares (1)	10,000,100
Earnings per share:	$0.21

(1)	Assumes the 10,000,000 common shares issued in our IPO on January 22, 2014 were issued on January 1, 2014.
Note 6. Investments
Our investments primarily focus on Senior Secured Floating Rate Loans and opportunistic investments in equity tranches of CLOs. Our investments in Senior Secured Floating Rate Loans are typically arranged by a syndicate of investment or commercial banks, who syndicate loans to third-party investors. Investors may seek to buy and sell Senior Secured Floating Rate Loans through both primary and secondary markets. During the quarter ended March 31, 2014, we purchased Senior Secured Floating Rate Loans of 56 portfolio companies for a total purchase price of $89,852. The aggregate face value of such loans was $89,678. During the quarter ended March 31, 2014, we purchased two CLO equity investments for an aggregate purchase price of $8,393.
As of March 31, 2014, our investments consisted of the following:

	Cost	Fair Value
First lien floating rate loans	$210,294	$211,284
Second lien floating rate loans	29,856	30,351
CLO equity	37,857	37,913
Total Investments	$278,007	$279,548
As of March 31, 2014, our portfolio consisted of 112 portfolio companies, including 102 Loan portfolio companies and 10 CLO equity investment portfolio companies.
As of December 31, 2013, our investments consisted of the following:

	Cost	Fair Value
First lien floating rate loans	$153,141	$154,207
Second lien floating rate loans	14,949	15,186
CLO equity	30,178	30,172
Total Investments	$198,268	$199,565
As of December 31, 2013, our portfolio consisted of 77 portfolio companies, including 69 Loan portfolio companies and 8 CLO equity investment portfolio companies.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

We use the Global Industry Classification Standard for classifying the industry groupings of our Loan investments. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total Loans as of March 31, 2014 and December 31, 2013. The investments in CLOs are excluded from the table below:

	March 31, 2014	December 31, 2013
Software	11.2%	11.7%
Health Care Providers & Services	9.4%	6.2%
Hotels, Restaurants & Leisure	7.1%	8.4%
Commercial Services & Supplies	6.4%	4.1%
Insurance	5.2%	4.8%
Aerospace & Defense	4.9%	4.4%
Media	4.6%	3.3%
IT Services	4.4%	4.0%
Pharmaceuticals	3.8%	1.5%
Metals & Mining	2.9%	4.2%
Professional Services	2.8%	2.4%
Food & Staples Retailing	2.7%	3.6%
Diversified Consumer Services	2.2%	3.8%
Food Products	2.2%	2.5%
Chemicals	2.1%	4.1%
Health Care Technology	2.0%	2.8%
Building Products	1.7%	1.8%
Machinery	1.6%	1.2%
Diversified Telecommunication Services	1.6%	2.3%
Independent Power and Renewable Electricity Producers	1.5%	—%
Industrial Conglomerates	1.5%	1.0%
Capital Markets	1.5%	2.1%
Health Care Equipment & Supplies	1.5%	—%
Transportation Infrastructure	1.3%	—%
Oil, Gas & Consumable Fuels	1.3%	1.8%
Internet & Catalog Retail	1.3%	—%
Multiline Retail	1.2%	1.8%
Textiles, Apparel & Luxury Goods	1.2%	1.8%
Construction Materials	1.2%	1.8%
Construction & Engineering	1.2%	1.8%
Containers & Packaging	1.1%	1.2%
Household Durables	—%	1.8%
Specialty Retail	—%	1.8%
Other	5.4%	6.0%
Total	100.0%	100.0%
Note 7. Fair Value
We value our investments at fair value in accordance with ASC 820, which defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and those

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings. When available, we base the fair value of our investments using unadjusted quoted prices in active markets. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment's fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
Level 1: Inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. This may include valuations based on executed trades, broker quotations that constitute an executable price, and alternative pricing sources supported by observable inputs which, in each case, are either directly or indirectly observable for the asset in connection with market data at the measurement date.
Level 3: Inputs are unobservable and cannot be corroborated by observable market data. In certain cases, investments classified within Level 3 may include securities for which we have obtained indicative quotes from broker-dealers that do not necessarily represent prices the broker may be willing to trade on.
The valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Our Loans are predominately valued based on evaluated prices from nationally recognized independent pricing services approved by our Board of Directors or from third-party brokers who make markets in such debt investments. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range and dispersion of third-party estimates, frequency of pricing updates, comparison of recent trade activity for similar securities, and review for consistency with market conditions observed as of the measurement date.
There may be instances when independent or third-party pricing sources are not available, or cases where we believe that the third-party pricing sources do not provide sufficient evidence to support a market participant's view of the fair value of the debt investment being valued. These instances may result from an investment in a less liquid loan such as a middle market loan, a mezzanine loan or unitranche loan, or a loan in a company that has become financially distressed. In these instances, we may estimate the fair value based on a combination of a market yield valuation methodology and evaluated pricing discussed above, or solely based on a market yield valuation methodology. Under the market yield valuation methodology, we estimate the fair value based on a discounted cash flow technique. For these debt investments, the unobservable inputs used in the market yield valuation methodology to measure fair value will reflect management's best estimate of assumptions that would be used by market participants in pricing the investment in a hypothetical transaction, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We will estimate the remaining life based on market data of the average life of similar loans. However, if we have information that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life to be used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since many loans are prepaid prior to the maturity date. The interest rate spreads used to estimate the fair value of our loans is based on current interest rate spreads of similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.
We estimate the fair value of our CLO equity investments using third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. For the three months ended March 31, 2014, there were no changes to our valuation techniques or the nature of the related inputs considered in the valuation process.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

The following fair value hierarchy table sets forth our investments measured at fair value on a recurring basis by level as of March 31, 2014:

	Total	Level 1	Level 2	Level 3
Investment Type:
First lien floating rate loans	$211,284	$—	$175,744	$35,540
Second lien floating rate loans	30,351	—	19,302	11,049
CLO equity	37,913	—	—	37,913
Total Investments	$279,548	$—	$195,046	$84,502
The following fair value hierarchy table sets forth our investments measured at fair value on a recurring basis by level as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
Investment Type:
First lien floating rate loans	$154,207	$—	$117,950	$36,257
Second lien floating rate loans	15,186	—	11,650	3,536
CLO equity	30,172	—	—	30,172
Total Investments	$199,565	$—	$129,600	$69,965
The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2014 as well as the portion of gains or losses included in income attributable to unrealized gain or losses related to those assets still held at March 31, 2014:

	First lien floating rate loans	Second lien floating rate loans	CLO equity	Total
Beginning Balance – December 31, 2013	$36,257	$3,536	$30,172	$69,965
Purchases	9,505	7,431	8,393	25,329
Dispositions	(7,238)	—	(1,809)	(9,047)
Transfers out	(11,209)	—	—	(11,209)
Transfers in	8,019	—	—	8,019
Amortization discount/premium (1)	4	2	1,095	1,101
Realized gains, net	94	—	—	94
Unrealized appreciation, net	108	80	62	250
Ending Balance – March 31, 2014	$35,540	$11,049	$37,913	$84,502
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held at the reporting date	$199	$80	$62	$341
(1) Includes income accrual from CLO equity investments.
Investments were transferred into and out of Level 3 and into and out of Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

     The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of March 31, 2014:

	Fair Value as of March 31, 2014	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
First lien floating rate loans	$35,540	Third-party vendor pricing service	Vendor quotes
Second lien floating rate loans	$11,049	Third-party vendor pricing service	Vendor quotes
CLO equity	$37,913	Discounted Cash Flow	Discount rate Constant prepayment rate Constant default rate	13.0% – 18.0% (14.2%) 30.0% – 35.0% (31.8%) 0.25% – 2.0% (1.3%)

The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2013:

	Fair Value as of December 31, 2013	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
First lien floating rate loans	$36,257	Third-party vendor pricing service	Vendor quotes
Second lien floating rate loans	$3,536	Third-party vendor pricing service	Vendor quotes
CLO equity	$30,172	Discounted Cash Flow	Discount rate Constant prepayment rate Constant default rate	14.0% – 18.0% (14.8%) 30.0% – 35.0% (31.1%) 0.25% – 2.0% (1.5%)

The significant unobservable inputs used in the fair value measurement of CLO equity include the default and prepayment rates used to establish projected cash flows and the discount rate applied in the valuation models to those projected cash flows. An increase in any one of these individual inputs in isolation would likely result in a decrease to fair value. However, given the interrelationship between these inputs, overall market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input.
Note 8. Debt
Revolving Credit Facility
On October 15, 2013, we entered into a revolving credit facility with ACAM (the “ACAM Facility”) which provided up to $200,000 to finance eligible investments, working capital expenses and general corporate requirements (comprised of Loan A and Loan B). Under the ACAM Facility, we were able to draw up to $180,000 under Loan A and up to $20,000 under Loan B at any one time. Any amounts drawn on Loan A had a fixed interest rate of 4.75% per annum, and any amounts drawn on Loan B had a fixed interest rate of 7.25% per annum, with all interest paid upon maturity of the ACAM Facility. The ACAM Facility matured on the closing date of our IPO. On January 22, 2014, we repaid the ACAM Facility in full plus accrued interest and terminated it. For the quarter ended March 31, 2014, we incurred interest expense of $568 on the ACAM Facility.
Secured Revolving Credit Facility
On December 18, 2013, ACSF Funding entered into a two-year $140,000 secured revolving credit facility with Bank of America, N.A., as agent (the “Credit Facility”). ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of March 31, 2014, the fair value of assets owned by ACSF Funding and pledged as collateral was $202,955. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.5%, (ii) Bank of America, N.A.’s prime rate, or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2015, the commitment

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

termination date, subject to certain terms and conditions, including maintaining a certain borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid on the maturity date, which is December 18, 2015, unless otherwise extended.
ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the lender commitments under the Credit Facility from February 14, 2014 to the commitment termination date, payable quarterly in arrears. In addition, if ACSF Funding terminates the commitment amount in whole or in part prior to June 18, 2015, ACSF Funding will be required to pay a make-whole fee equal to the sum of the present values of all future spread amounts that would have been payable in respect of the total commitments (or terminated portion thereof) during the period from the termination date through June 18, 2015.
For the quarter ended March 31, 2014, we incurred interest expense and commitment fees of $399 and $25, respectively, on the Credit Facility. As of March 31, 2014, there was $128,900 outstanding under the Credit Facility which had a fair value of $128,900 and a weighted average interest rate of 2.05%. As of March 31, 2014, ACSF Funding was in compliance with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.
    The average debt outstanding for the three months ended March 31, 2014 was $119,133. The weighted average annual interest cost, including commitment fees, was 3.38%, exclusive of 0.33% on the average debt outstanding for amortization of debt issuance costs. This weighted average annual interest cost reflects the average interest cost for both the ACAM Facility and Credit Facility. The maximum amount of debt outstanding during the three months ended March 31, 2014 was $194,748.
Note 9. Taxes
From our inception through the date of our IPO, we were a taxable corporation under Subchapter C of the Code (“C corporation”), subject to federal and state income taxes on our taxable ordinary income and capital gains. Prior to our IPO, we were an indirect wholly-owned subsidiary of ACAM, which was wholly-owned by American Capital. As such, we were required to be consolidated in American Capital’s federal consolidated tax group, which has a September 30 tax year end. We had a tax sharing agreement with American Capital and other members of the consolidated tax group, under which such members bore their full share of their individual tax obligation and members were compensated for their losses and other tax benefits that were able to be used by other members of the consolidated tax group based on their pro forma stand-alone federal income tax return.
We intend to elect to be taxed as a RIC under Subchapter M of the Code beginning with the date of our IPO through our tax fiscal year end of December 31. As part of our election to be taxed as a RIC, we intend to make a “deemed sale election” whereby we will treat our net unrealized gains (“net built-in gain”) on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. As a result of these intended elections, we will be required to distribute to our shareholders in our first tax year as a RIC all of our undistributed after-tax earnings and profits as of the date of our election to be taxed as a RIC, which amounted to $1,402.
The federal tax sharing payment that we owed to American Capital attributable to our net built-in gain was $574. American Capital waived this payment which was then treated as a deemed capital contribution to us.
The following table sets forth the total provision for income taxes attributable to our income prior to the date of our IPO during the three months ended March 31, 2014:

Current Taxes:
Federal	$636
State	164
Total Current Tax Expense	800

Deferred Taxes:
Federal	(414)
State	(107)
Total Deferred Tax Expense	(521)

Total Provision for Income Taxes	$279

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income based on our tax fiscal year. Ordinary taxable income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and long-term capital gains that are distributed to its shareholders, including “deemed distributions.” As permitted by the Code, a RIC can designate dividends paid in the subsequent tax fiscal year as dividends of current year ordinary income and net long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax fiscal year. We intend to distribute sufficient dividends to eliminate taxable income for our current tax year. However, we may elect to not distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to income tax on such undistributed amounts. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax fiscal year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders.
As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98.2% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the three months ended March 31, 2014, we did not accrue federal excise tax because we distributed, or currently intend to distribute, sufficient dividends to eliminate any federal excise tax for the excise tax year.
Income determined under GAAP differs from income determined under tax because of both temporary and permanent differences in income and expense recognition, including (i) unrealized gains and losses associated with debt investments marked to fair value for GAAP but the unrealized appreciation/depreciation is excluded from taxable income until realized or settled, (ii) temporary differences related to interest income and (iii) differences arising due to the taxation of CLO equity investments as either a Controlled Foreign Corporation ("CFC") or a Passive Foreign Investment Company ("PFIC").
As of March 31, 2014, aggregate net unrealized depreciation for federal income tax purposes is $(43); aggregate gross unrealized appreciation and depreciation for federal tax purposes is $801 and $(844), respectively, based on a tax cost of $279,591.
We identify our major tax jurisdictions as federal and Maryland. During the period in which we were taxable as a C corporation, we were part of American Capital’s federal consolidated tax group, including its federal tax fiscal year ending September 30, 2014, which remains subject to examination by the Internal Revenue Service (“IRS”).
ACSF Funding is a wholly-owned limited liability company and is treated as a disregarded entity for federal income tax purposes.
We recognize tax benefits of uncertain tax positions only when the position is more likely than not to be sustained assuming examination by tax authorities. We have analyzed our tax positions and have concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years or expected to be taken in our current year tax returns. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. A reconciliation is not provided as the beginning and ending amounts of unrecognized benefits are zero, with no interim additions, reductions or settlements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights:

Three Months Ended March 31, 2014 (unaudited)
Per Share Data (1):
Gross proceeds from IPO	$15.00
Net investment income	0.19
Net realized and unrealized gain on investments	0.02
Net increase in net assets resulting from operations	0.21
Capital contribution (2)	0.06
Accretion (6)	0.10
Offering costs related to public offering	(0.08)
Dividends and distributions to shareholders	(0.18)
Net asset value, end of period	$15.11
Per share market value, end of period	$14.04
Total return based on market value (3), (4)	(5.19)%
Total return based on net asset value (3), (4)	2.03%
Ratios to Average Net Assets:
Net investment income (4)	1.54%
Operating expenses (4), (7)	0.56%
Interest and related expenses (4)	0.87%
Total expenses (7)	1.43%
Supplemental Data:
Net assets, end of period	$151,140
Shares outstanding, end of period	10,000,100
Average debt outstanding	$119,133
Asset coverage per unit (5)	$2,173
Portfolio turnover ratio (4)	7.81%

(1)
Per share data for the three months ended March 31, 2014 presumes the issuance of 10 million shares of common stock at January 1, 2014 that were issued in the IPO which closed on January 22, 2014. There was no established public trading market for the stock prior to the pricing of the IPO.

(2)	Capital contribution from our Manager for amount of federal taxes due on the net built-in gain on investments as a result of tax conversion to a RIC.

(3)
Total return is based on the change in market price or net asset value per share during the period and takes into account dividends reinvested in accordance with the dividend reinvestment and stock purchase plan.

(4)	Not annualized for periods less than one year.

(5)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

(6)
The IPO issuance price of $15.00 per share was below the net asset value at that time. The amount reflects the immediate benefit to common shareholders at the time of the IPO for results of operations in 2013.

(7)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the expense reimbursement. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 0.79% and 1.66%, respectively, without the expense cap.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2014
(in thousands, except share and per share amounts)

Note 11. Capital Transactions
The following table details the common share transactions that occurred during the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Shares	Amount
Common shares outstanding - beginning of period	100	$1
Common shares issued in connection with initial public offering	10,000,000	150,000
Offering costs	—	(770)
Contribution for taxes waived	—	574
Common shares issued as reinvestment of dividends	—	—
Common shares outstanding - end of period	10,000,100	$149,805
Offering costs associated with the IPO totaled $770 and were recorded as a reduction of the proceeds from the sale of common shares. In connection with the IPO, the underwriters received an underwriting discount and commission (sales load) of $7,952 that was paid by our Manager.
The table below details the dividends declared on our shares of common stock since the completion of our IPO:

Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.18	$1,800
Note 12. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of March 31, 2014.
As of March 31, 2014, we had a non-binding commitment to fund $4,346 in a CLO equity investment upon closing of the private placement for such security. Subsequent to March 31, 2014, we made commitments to fund an incremental $5,681 into two CLO equity investments upon closing of the private placement for each such security.
Note 13. Subsequent Events
We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements for the three months ended March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.
Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.
We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report.
We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
American Capital Senior Floating, Ltd. (“ACSF”, “we”, "our" and "us"), a Maryland corporation organized in February 2013, is an externally managed, non-diversified closed-end investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On January 15, 2014, we priced our initial public offering, selling 10.0 million shares of common stock, at a price of $15.00 per share for net proceeds of $149.2 million. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF”. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
Our investment activities are managed by American Capital ACSF Management, LLC (our "Manager"). Under our management agreement with our Manager, we have agreed to pay our Manager an annual base management fee of 0.8% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager. For the first two years following the IPO, our Manager has agreed that annual other operating expenses will generally not exceed 75 basis points of ACSF’s quarter end equity, excluding unrealized gains or losses. Our Board of Directors, a majority of whom are independent of us, provides overall supervision of our activities, and our Manager supervises our day-to-day activities.
On November 14, 2013, we formed a wholly-owned consolidated financing subsidiary, ACSF Funding I, LLC, a Delaware limited liability company (“ACSF Funding”). On December 18, 2013, ACSF Funding entered into a two-year $140 million secured revolving credit facility with Bank of America, N.A., as agent (the “Credit Facility”). The Credit Facility is scheduled to mature on December 18, 2015 and generally bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.80%. The Credit Facility is secured by ACSF Funding's assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. Advance rates vary on the type of collateral owned and can range up to 80%.

On October 15, 2013, we entered into a $200 million revolving credit facility (the "ACAM Facility") provided by American Capital Asset Management, LLC, the indirect parent of our Manager. Prior to the IPO, we used the ACAM Facility to purchase our initial investment portfolio and upon the closing of the IPO, we repaid the ACAM Facility in full plus accrued interest and terminated the ACAM Facility.
Board Approval of our Management Agreement
Our Board of Directors approved our management agreement at a meeting held on January 14, 2014. In reaching its decision, our Board of Directors reviewed a significant amount of information and considered: (a) the nature, quality and extent of the management and other services to be provided to us by our Manager; (b) comparative data with respect to management fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) information about the services to be performed and the personnel performing such services under the management agreement; (e) the organizational capability, financial condition and profitability of our Manager; and (f) various other matters.
Based on the information reviewed and the discussions detailed above, our Board of Directors, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the management fee rates and terms were fair and equitable in relation to the services to be provided and approved the management agreement.
Investments
Our investment objective is to provide attractive risk-adjusted returns over the long-term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans to large U.S. based companies (collectively, "Senior Secured Floating Rate Loans" or "Loans") which are commonly referred to as leveraged loans. S&P defines large-market loans as loans from issuers with earnings before interest, taxes, depreciation and amortization ("EBITDA") of greater than $50 million. Senior Secured Floating Rate Loans are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest opportunistically in equity tranches of collateralized loan obligations ("CLOs") collateralized primarily by Loans and may invest in debt tranches of CLOs collateralized primarily by Loans. In addition, we may selectively invest in loans issued by middle-market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from the restructuring of Loan positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in Senior Secured Floating Rate Loans or CLOs that are pooled investment vehicles that invest primarily all of their assets in Loans.
Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to U.S. based large-market private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” as defined by Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies”. The definition of “eligible portfolio company” includes private operating companies and certain public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, in each case organized under the laws of and with their principal place of business located in the United States. Investments in debt and equity tranches of CLOs are deemed nonqualified assets for BDC compliance purposes; therefore, under normal market conditions, we intend to limit our investments in CLOs to 20% of our portfolio.
Revenue
We generate revenue primarily in the form of interest income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark LIBOR, commercial paper rate, or the prime rate. Interest on our debt investments is generally payable quarterly but may be paid monthly or semi-annually.
Expenses
We do not have any employees and do not pay our officers any cash or non-cash equity compensation. We will pay, or reimburse our Manager and its affiliates, for expenses related to our operations incurred on our behalf, excluding employment-related expenses of our and our Manager's officers and any employees of American Capital or the parent company of our Manager who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. However, for the first full 24 months after the date of our IPO, our other operating expenses will be limited to an annual rate of 0.75% of our shareholder’s equity, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. For the purposes of the preceding operating expense limit, other operating expenses include both (i) our operating expenses reimbursed to our Manager and its affiliates for expenses related to our operations incurred on our behalf, and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. Subsequent to the first full 24 months after the date of our IPO, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations.
During periods of asset growth, we generally expect our general and administrative operating expenses to decline as a percentage of our total assets and increase during periods of asset declines. Interest expense and costs relating to future offerings of securities, among others, may also increase or reduce overall operating expenses based on portfolio performance, interest rate benchmarks, and offerings of our securities relative to comparative periods, among other factors.
Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains robust, with high quality first lien and second lien transactions supporting leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for large to mid-sized borrowers. Similarly, the CLO equity pipeline also remains very healthy, with a large backlog of managers raising capital for new investment vehicles.
We perform a fundamental credit analysis as we evaluate new investment opportunities, and seek to invest in those opportunities that provide attractive risk-adjusted returns. Additionally, we actively manage our existing investment portfolio by investing in both the new issue and secondary loan markets as investment opportunities with better relative value present themselves. Our ability to invest in new opportunities may be constrained by our ability to raise additional equity capital, since as a BDC, subject to limited exceptions, we are generally not able to issue additional shares of our common stock at a price less than our current net asset value.
Portfolio Monitoring
We employ robust portfolio and risk management processes, which include monitoring market conditions and the performance of our investments on a daily basis. On a quarterly basis, we perform a comprehensive review and reevaluation of our investments. As part of this process, we review the investment thesis for each position, as well as financial performance, covenant compliance, other credit issues and the relative value of our positions to similar securities in the market. Positions that have deteriorated significantly from their investment thesis are placed on a list and monitored more frequently.
Portfolio and Investment Activity
As of March 31, 2014, our investment portfolio totaled $279.5 million and consisted of 102 Loan portfolio companies and 10 CLO equity investments that was invested 76% in first lien Loans, 11% in second lien Loans and 13% in CLO equity, measured at fair value. The portfolio had $1.5 million of unrealized appreciation as of March 31, 2014. Our Loan portfolio consisted of all floating rate investments with 99% having LIBOR floors ranging between 1.00% and 1.75%. The weighted-average LIBOR floor in our Loan portfolio was 1.05% as of March 31, 2014. The weighted-average yield at cost of our first lien Loans, second lien Loans and CLO equity investments was 4.8%, 8.0% and 14.3%, respectively, as of March 31, 2014.
During the three months ended March 31, 2014, we purchased Senior Secured Floating Rate Loans of 56 portfolio companies (41 new and 15 existing) for a total purchase price of $89.9 million with a weighted-average yield at cost of 5.4%. The aggregate face value of such loans was $89.7 million. During the three months ended March 31, 2014, we purchased two CLO equity investments for an aggregate purchase price of $8.4 million with an average yield of 13.1%. Investment sales and repayments during the three months ended March 31, 2014 totaled $19.7 million, resulting in $0.1 million of net realized gains.

The portfolio was diversified across both issuers and industries with the average exposure to an individual obligor in our Loan portfolio as of March 31, 2014 of $2.4 million, or 1.0% of the Loan portfolio. The CLO investments were diversified across ten structures with nine different collateral managers. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total Loans as of March 31, 2014 and December 31, 2013. The investments in CLOs are excluded from the table below:

	March 31, 2014	December 31, 2013
Software	11.2%	11.7%
Health Care Providers & Services	9.4%	6.2%
Hotels, Restaurants & Leisure	7.1%	8.4%
Commercial Services & Supplies	6.4%	4.1%
Insurance	5.2%	4.8%
Aerospace & Defense	4.9%	4.4%
Media	4.6%	3.3%
IT Services	4.4%	4.0%
Pharmaceuticals	3.8%	1.5%
Metals & Mining	2.9%	4.2%
Professional Services	2.8%	2.4%
Food & Staples Retailing	2.7%	3.6%
Diversified Consumer Services	2.2%	3.8%
Food Products	2.2%	2.5%
Chemicals	2.1%	4.1%
Health Care Technology	2.0%	2.8%
Building Products	1.7%	1.8%
Machinery	1.6%	1.2%
Diversified Telecommunication Services	1.6%	2.3%
Independent Power and Renewable Electricity Producers	1.5%	—%
Industrial Conglomerates	1.5%	1.0%
Capital Markets	1.5%	2.1%
Health Care Equipment & Supplies	1.5%	—%
Transportation Infrastructure	1.3%	—%
Oil, Gas & Consumable Fuels	1.3%	1.8%
Internet & Catalog Retail	1.3%	—%
Multiline Retail	1.2%	1.8%
Textiles, Apparel & Luxury Goods	1.2%	1.8%
Construction Materials	1.2%	1.8%
Construction & Engineering	1.2%	1.8%
Containers & Packaging	1.1%	1.2%
Household Durables	—%	1.8%
Specialty Retail	—%	1.8%
Other	5.4%	6.0%
Total	100.0%	100.0%

As of March 31, 2014, more than 83% of our Loan investment portfolio, at fair value, was comprised of Loans with a facility rating by S&P of at least "B" or higher. The 17% of the Loan portfolio rated below B by S&P relates predominately to the second lien Loan investments. The following chart shows the S&P facility credit rating of our Loan portfolio at fair value as of March 31, 2014:
The components and key metrics of our portfolio as of March 31, 2014 were as follows:

($ in thousands)
	Cost	Fair Market Value	Unrealized Appreciation	Asset Yield at Cost
Investment Portfolio
First lien floating rate loans	$210,294	$211,284	$990	4.81%
Second lien floating rate loans	29,856	30,351	495	8.04%
Total Senior Secured Floating Rate Loans	240,150	241,635	1,485	5.21%
CLO equity	37,857	37,913	56	14.26%
Total Investment Portfolio	$278,007	$279,548	$1,541	6.44%

Loan Portfolio Statistics
Number of portfolio companies	102
Number of industries	38
CLO Statistics
Number of issuers	10
Number of collateral managers	9

Results of Operations

Operating results for the three months ended March 31, 2014 were as follows:

($ in thousands except per share data)	Period Pre-IPO (1) (unaudited)	Period Post-IPO (2) (unaudited)	Three Months Ended March 31, 2014 (unaudited)
Investment income:
First lien floating rate loans	$565	$1,699	$2,264
Second lien floating rate loans	87	351	438
CLO equity	178	917	1,095
Total investment income	830	2,967	3,797
Expenses:
Interest and other debt related costs	583	505	1,088
Management fee	—	426	426
Other expenses (net)	63	214	277
Net expenses	646	1,145	1,791
Net investment income before tax	184	1,822	2,006
Income tax provision	(79)	—	(79)
Net investment income	105	1,822	1,927
Realized and unrealized gain on investments:
Net realized gain on investments	9	140	149
Net unrealized appreciation on investments	583	(339)	244
Income tax provision	(200)	—	(200)
Net realized and unrealized gain on investments	392	(199)	193
Net increase in net assets resulting from operations	$497	$1,623	$2,120

Net investment income per share	N/M	$0.18	$0.19
Earnings per share	N/M	$0.16	$0.21

(1)	Period Pre-IPO represents the approximate activity for the period from January 1, 2014 through January 21, 2014.

(2)	Period Post-IPO represents the approximate activity for the period from January 22, 2014 through March 31, 2014.
Investment Income
Investment income for the three months ended March 31, 2014 was $3.8 million. Interest generated from Loan investments totaled $2.7 million and income from the CLO investments totaled $1.1 million. Total investment income generated following the closing of the IPO on January 22, 2014 through March 31, 2014 was $3.0 million.
We record our investments on a trade date basis, but typically do not begin earning interest income on purchased investments until settlement date. The average cost of our portfolio during the three months ended March 31, 2014, on a traded basis, was $251.7 million. The average cost of our portfolio during the three months ended March 31, 2014, on a settlement basis, was $229.3 million. Because the IPO occurred during the first quarter of 2014 and the portfolio grew considerably as we deployed our capital and levered the balance sheet, the investment income for the quarter may differ materially from the income in future quarters.
Net Expenses
Net expenses for the three months ended March 31, 2014 were $1.8 million, primarily comprised of interest and other debt related costs of $1.1 million, management fees of $0.4 million and other general and administrative expenses.
Interest and other debt related costs incurred from January 1, 2014 until January 22, 2014 (the closing date of the IPO) were $0.6 million and were primarily related to interest expense on the revolving credit facility with American Capital Asset Management, LLC (the “ACAM Facility”). There was $194.7 million outstanding on the ACAM Facility until the closing of the IPO at which time the ACAM Facility was repaid in full and terminated. The weighted-average interest rate on the ACAM Facility was 5.0%.

Interest and other debt related costs incurred from the closing date of the IPO through March 31, 2014 totaled $0.5 million and were related to borrowings under our $140 million Bank of America, N.A. revolving credit facility (the “Credit Facility”). The Credit Facility generally bears interest at a spread of 1.80% over a chosen index (which is typically one-month LIBOR). The interest expense on the Credit Facility for the three months ended March 31, 2014 was $0.4 million. Included in other debt related costs are additional fees and expenses associated with the Credit Facility, including an unused commitment fee of 75 basis points on undrawn commitments and the amortization of debt financing costs, which combined totaled $0.1 million for the three months ended March 31, 2014. As of March 31, 2014, the balance outstanding on the Credit Facility was $128.9 million.
The average debt outstanding for the three months ended March 31, 2014 was $119.1 million with a weighted-average interest rate of 3.25%. The total average cost of funding, including amortization of debt financing costs and unfunded commitment fees for the three months ended March 31, 2014 was 3.71%.
Management fees were $0.4 million for the three months ended March 31, 2014. The accrual for management fees commenced upon the receipt of the IPO proceeds, which occurred on January 22, 2014, and was prorated for the quarter based on the number of days the management agreement was in effect.
Other operating expenses totaled $0.6 million for the quarter. However, as a result of the expense cap, $0.3 million of our expenses are reimbursable to us by our Manager. As a result, the net other operating expenses totaled $0.3 million for the three months ended March 31, 2014.
Net Investment Income
Net investment income totaled $1.9 million, or $0.19 per share, for the three months ended March 31, 2014. From the date of the closing of the IPO through March 31, 2014, net investment income was $1.8 million, or $0.18 per share.
Net Realized Gains / Losses
Sales and repayments of investments during the three months ended March 31, 2014 totaled $19.7 million and resulted in net realized gains of $0.1 million, or $0.01 per share.
Net Unrealized Appreciation / Depreciation
As of March 31, 2014, the investment portfolio’s fair market value exceeded its cost basis by $1.5 million. The net unrealized appreciation on investments for the three months ended March 31, 2014 was $0.2 million which is comprised of $0.3 million of net unrealized appreciation from the current portfolio, partially offset by $(0.1) million from the reversal of previously recognized net unrealized appreciation upon the exit or repayment of select investments.
Taxes
Prior to the IPO, we were treated as a taxable C corporation whereby ordinary income earned on investments net of expenses, as well as investment gains recognized were subject to both federal and state income taxes. Taxes accrued for the period from January 1, 2014 through the pricing date of the IPO were $0.1 million on net investment income and $0.2 million on investment gains, respectively.
We plan to elect to be treated as a RIC as defined in Subchapter M of the Code. As a RIC, we will generally not have to pay corporate-level federal and state income taxes on any net ordinary income or capital gains that we distribute to our shareholders. Additionally, as part of the IPO, we intend to make a "deemed sale election" whereby we will elect to treat our net unrealized gains at the IPO date as recognized in our final pre-IPO C corporation tax return. As a result of these intended elections, we will be required to distribute to our shareholders the residual after-tax income from the C corporation period, which amounted to $1.4 million or $0.14 per share.
Liquidity and Capital Resources
Liquidity and capital resources arise primarily from our Credit Facility and cash flow from operations. In addition, we expect to use proceeds from any follow-on equity offerings of common stock and other supplementary financing mechanisms as additional sources of capital and liquidity.
In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income. In addition, we must also distribute in a timely manner to our shareholders all of our taxable ordinary and capital income in order to not be subject to income taxes. Accordingly, our ability to retain earnings is limited.
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of March 31, 2014, our net asset value was $15.11 per share and our closing market price was $14.04 per share.

On January 22, 2014, we closed our IPO of 10.0 million shares of common stock at $15.00 per share raising approximately $149.2 million in net proceeds. Using the proceeds from the IPO, plus borrowings from our Credit Facility, we repaid the ACAM Facility in the amount of $194.7 million. Following repayment, the ACAM Facility was terminated. In connection with the IPO, the underwriters received a underwriting discount and commission (sales load) of $8.0 million that was paid by our Manager.
As of March 31, 2014, we had $128.9 million in borrowings outstanding on our Credit Facility. The fair value of assets owned by ACSF Funding as of March 31, 2014 was $203.0 million and the borrowing base was $146.3 million. On a consolidated basis, as of March 31, 2014, we were leveraged at 0.85x debt to equity.
As a BDC, we are permitted to issue “senior securities”, as defined in the 1940 Act, in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of March 31, 2014, our asset coverage was 217%.
Dividends
Our Board of Directors determines dividends primarily based on estimates of taxable income, which may differ from GAAP income due to temporary and permanent differences in income and expense recognition and changes in unrealized appreciation and depreciation on investments. The specific tax characteristics will be reported to shareholders on Form 1099 after the end of the calendar year.
For the quarter ended March 31, 2014, our Board of Directors declared a $0.18 initial dividend per share. The dividend was paid on April 10, 2014 to common shareholders of record as of March 31, 2014, with an ex-dividend date of March 27, 2014. We maintain an "opt out" dividend reinvestment and stock purchase plan for our common shareholders. As a result, if we declare a dividend, then shareholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they, or their nominees on their behalf, specifically "opt out" of the dividend reinvestment and stock purchase plan so as to receive cash dividends.
As of March 31, 2014, after taking into consideration our estimated after-tax income from the pre-IPO C corporation period and post-IPO taxable income less the dividend declared for the first quarter of 2014, the remaining undistributed taxable income was $1.4 million or $0.14 per share.
Critical Accounting Policies
The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions, which relate to the estimation of fair value of portfolio investments and revenue recognition.
Valuation of Portfolio Investments
We value our investments in accordance with the 1940 Act and ASC Topic 820, Fair Value Measurements and Disclosures, ("ASC 820") as determined in good faith by our Board of Directors.
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service and broker-dealers and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then reviewed and approved by the Investment Committee, by our Audit and Compliance Committee, and then the valuation recommendations are sent to our Board of Directors for final approval. For the three months ended March 31, 2014, there were no changes to our valuation techniques or the nature of the related inputs considered in the valuation process.
ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings. When available, we base the fair value of our investments using unadjusted quoted prices in active markets. Where inputs for an asset or liability fall in more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment's fair value measurement. We use judgment and consider factors specific to the investment in determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
Level 1: Inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. This may include valuations based on executed trades, broker quotations that constitute an executable price, and alternative pricing sources supported by observable inputs which, in each case, are either directly or indirectly observable for the asset in connection with market data at the measurement date.
Level 3: Inputs are unobservable and cannot be corroborated by observable market data. In certain cases, investments classified within Level 3 may include securities for which we have obtained indicative quotes from broker-dealers that do not necessarily represent prices the broker may be willing to trade on.
The valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Our Loans are predominately valued based on evaluated prices from nationally recognized independent pricing services approved by our Board of Directors or from third-party brokers who make markets in such debt investments. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range and dispersion of third-party estimates, frequency of pricing updates, comparison of recent trade activity for similar securities, and review for consistency with market conditions observed as of the measurement date.
There may be instances when independent or third-party pricing sources are not available, or cases where we believe that the third-party pricing sources do not provide sufficient evidence to support a market participant's view of the fair value of the debt investment being valued. These instances may result from an investment in a less liquid loan such as a middle market loan, a mezzanine loan or unitranche loan, or a loan in a company that has become financially distressed. In these instances, we may estimate the fair value based on a combination of a market yield valuation methodology and evaluated pricing discussed above, or solely based on a market yield valuation methodology. Under the market yield valuation methodology, we estimate the fair value based on a discounted cash flow technique. For these debt investments, the unobservable inputs used in the market yield valuation methodology to measure fair value will reflect management's best estimate of assumptions that would be used by market participants in pricing the investment in a hypothetical transaction, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We will estimate the remaining life based on market data of the average life of similar loans. However, if we have information that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life to be used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since many loans are prepaid prior to the maturity date. The interest rate spreads used to estimate the fair value of our loans is based on current interest rate spreads of similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.
We estimate the fair value of our CLO equity investments using third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount ("OID") and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2014 we accrued income on all investments and had no loans on non-accrual status.
Interest income on the CLO equity investments is recognized using the effective interest method as required by FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). At the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment as adjusted for credit impairments, if any.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2014, all of our debt investments bore interest at floating interest rates, and we expect that our investment portfolio will in the future include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. As of March 31, 2014, 99% of the debt investments in our portfolio had interest rate floors between 1.00% and 1.75%, which, in the current interest rate environment where LIBOR is below 1%, has effectively converted those floating rate debt investments to fixed rate debt investments. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor and therefore our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of March 31, 2014, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan portfolio and debt financing.

($ in thousands except per share data) Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)	Net Increase (Decrease) per share
400	$7,306	$5,498	$1,808	$0.18
300	$4,925	$4,093	$832	$0.08
200	$2,544	$2,694	$(150)	$(0.01)
100	$209	$1,347	$(1,138)	$(0.11)
(1)     A decline in interest rates would not have a material impact on our consolidated financial statements.
Although management believes that this measure is indicative of our sensitivity to interest rates, it does not reflect any potential impact to the fair value of our investments as a result of changes to interest rates, nor does it adjust for potential changes in the credit market, credit quality, size and composition of the assets in our consolidated statements of assets and liabilities and other business developments that could affect the net increase/(decrease) in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.
The above sensitivity analysis does not consider the impact of rising interest rates to our revenue from our CLO equity investments. The CLO equity investments are levered structures that are collateralized primarily with first lien floating rate loans that may have LIBOR floors and levered primarily with floating rate debt that does not have a LIBOR floor. Therefore changes to interest rates will likely have an impact on the distributions and related revenue to the CLO equity holders. The residual cash flows available to the equity holders of the CLOs will decline as interest rates increase until interest rates surpass the LIBOR floors on the floating rate loans.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be a party to certain ordinary routine litigation incidental to the business including the enforcement of our rights under contracts with our portfolio companies. We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 497 on January 16, 2014 with the Securities and Exchange Commission in connection with our IPO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 15, 2014, the Securities and Exchange Commission declared effective our Registration Statement on Form N-2 (File No. 333-190357) relating to our IPO. The offering date was January 15, 2014. The IPO was underwritten by Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Keefe, Bruyette & Woods, Inc. and UBS Securities LLC, acting as the representatives of Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Keefe, Bruyette & Woods, Inc., UBS Securities LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Oppenheimer & Co. Inc., RBC Capital Markets, LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, Sterne, Agee & Leach, Inc. and Wunderlich Securities, Inc. We registered the offering of 14.5 million shares of our common stock, par value $0.01 per share, pursuant to the Registration Statement referenced above, including 3 million shares related to our dividend reinvestment and stock purchase plan. On January 22, 2014, we sold 10.0 million shares of common stock in our IPO at a price to the public of $15.00 per share for an aggregate offering price of approximately $150 million. As part of the IPO, our Manager paid the underwriters’ fee of $8.0 million. We incurred approximately $0.8 million of offering expenses in connection with the IPO. None of the underwriting fee or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. After deducting the offering expenses paid by us, the net proceeds from the offering equaled approximately $149.2 million.
We used the net proceeds from the IPO to repay the outstanding principal of, and accrued and unpaid interest on, our $200 million revolving credit facility with American Capital Asset Management, LLC, which matured on the consummation of our IPO.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	American Capital Senior Floating, Ltd. Articles of Amendment and Restatement, filed herewith.

3.2	American Capital Senior Floating, Ltd. Amended and Restated Bylaws, filed herewith.

4.1	Instruments defining the rights of holders of securities: See Article VI of our Articles of Amendment and Restatement, filed herewith as Exhibit 3.1.

4.2	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws, filed herewith as Exhibit 3.2.

*4.3	Form of Certificate of Common Stock, incorporated herein by reference to Exhibit 2.d.3 to Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

10.1	Management Agreement, dated as of January 15, 2014, between American Capital Senior Floating, Ltd. and American Capital ACSF Management, LLC, filed herewith.

*10.2
Investment Advisory Agreement, dated as of December 18, 2013, between ACSF Funding I, LLC and American Capital ACSF Management, LLC, incorporated herein by reference to Exhibit 2.g.2 to Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

*10.3
Custodian Agreement, dated as of November 13, 2013, between American Capital Senior Floating, Ltd. and Deutsche Bank Trust Company Americas, incorporated herein by reference to Exhibit 2.j to Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

*10.4
Credit Agreement, dated as of December 18, 2013, among ACSF Funding I, LLC, the lenders party thereto and Bank of American, N.A., as administrative agent, incorporated herein by reference to Exhibit 2.k.3 to Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

*10.5
Security Agreement, dated as of December 18, 2013, between ACSF Funding I, LLC and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 2.k.4 to Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

*10.6
Sale Agreement, dated as of December 18, 2013, between American Capital Senior Floating, Ltd. and ACSF Funding I, LLC, incorporated herein by reference to Exhibit 2.k.5 to Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

*10.7
License Agreement, dated as of November 23, 2013, between American Capital Senior Floating, Ltd. and American Capital, Ltd., incorporated herein by reference to Exhibit 2.k.1 to Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

*10.8
Credit Agreement, dated as of October 15, 2013, between American Capital Senior Floating, Ltd. and American Capital Asset Management, LLC, incorporated herein by reference to Exhibit 2.k.2 to Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

10.9
Underwriting Agreement, dated January 15, 2014, by and among American Capital Senior Floating, Ltd., American Capital ACSF Management, LLC and Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Keefe, Bruyette & Woods, Inc. and UBS Securities LLC, as representatives of the several underwriters named in Schedule A thereto, filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	May 15, 2014	By:	/S/ JOHN R. ERICKSON
John R. Erickson Executive Vice President and Chief Financial Officer