Form 10-Q
period 2014-06-30
American Capital Senior Floating, Ltd.
filed 2014-08-13
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange     Act).    Yes  ☐    No  ☒
The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of August 12, 2014 was 10,000,100.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION
We are filing this Form 10-Q, or the Report, in compliance with Rule 13a-13 promulgated by the Securities and Exchange Commission, or the SEC. In this Report, except where the context suggests otherwise, the terms "ACSF", “we”, “us”, and “our” refer to American Capital Senior Floating, Ltd. and its consolidated subsidiary, ACSF Funding I, LLC or "ACSF Funding"; "ACSF Management" or "Manager" refers to American Capital ACSF Management, LLC; "1940 Act" refers to the Investment Company Act of 1940, as amended; "Code" refers to the Internal Revenue Code of 1986, as amended; "RIC" refers to a regulated investment company under the Code; and "BDC" refers to a business development company under the 1940 Act. References to our portfolio, our investments, our secured revolving credit facility, as amended, or the "Credit Facility", and our business include investments we make through our wholly-owned consolidated subsidiary ACSF Funding.

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30, 2014 (unaudited)	December 31, 2013
Assets:
Investments, fair value (cost of $286,185 and $198,268, respectively)	$287,533	$199,565
Cash and cash equivalents	3,877	12,493
Receivable for investments sold	5	5,394
Deferred financing costs	577	474
Interest receivable	629	303
Prepaid expenses and other assets	369	467
Receivable from affiliate	264	—
Total assets	$293,254	$218,696
Liabilities:
Secured revolving credit facility payable (see note 8)	$128,000	$—
Revolving credit facility payable (see note 8)	—	194,748
Payable for investments purchased	9,888	20,494
Dividends payable (see note 11)	2,800	—
Management fee payable (see note 3)	574	—
Interest payable (see note 8)	72	943
Taxes payable	30	803
Payable to affiliate (see note 3)	247	295
Other liabilities and accrued expenses	454	397
Total liabilities	142,065	217,680
Commitments and contingencies (see note 12)
Net Assets:
Common stock, par value $0.01 per share. 10,000,100 and 100 issued and outstanding, respectively. 300,000,000 and 1,000 authorized, respectively.	100	—
Paid-in capital in excess of par	149,705	1
Undistributed net investment income	500	246
Accumulated net realized gain (loss) from investments	45	(7)
Net unrealized appreciation on investments	839	776
Total net assets	151,189	1,016
Total liabilities and net assets	$293,254	$218,696
Net asset value per share	$15.12	N/M

See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Investment income:
Interest	$4,590	$8,387
Total investment income	4,590	8,387
Expenses:
Interest and commitment fee (see note 8)	683	1,675
Management fee (see note 3)	574	1,000
Insurance	135	243
Amortization of deferred financing costs	98	194
Other general and administrative expenses	407	866
Total expenses	1,897	3,978
Expense reimbursement (see note 3)	(264)	(554)
Net expenses	1,633	3,424
Net investment income before tax	2,957	4,963
Income tax provision	(30)	(109)
Net investment income	2,927	4,854
Realized and unrealized (loss) gain on investments:
Net realized gain on investments	115	264
Net unrealized (depreciation) appreciation on investments	(193)	51
Income tax provision	—	(200)
Net realized and unrealized (loss) gain on investments	(78)	115
Net increase in net assets resulting from operations	$2,849	$4,969
Earnings per share (see note 5)	$0.28	$0.50

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(unaudited, in thousands)

Six Months Ended
June 30, 2014
Increase in net assets resulting from operations:
Net investment income	$4,854
Net realized gain	52
Net unrealized appreciation on investments	63
Net increase in net assets resulting from operations	4,969

Distributions to common shareholders:
From net investment income	(4,600)

Capital transactions:
Proceeds from public offering	150,000
Offering costs	(770)
Contribution for taxes waived (see note 9)	574
Net increase in net assets from capital transactions	149,804
Net increase in net assets	150,173

Net assets:
Beginning of period	1,016
End of period	$151,189

Capital share activity:
Shares issued in public offering	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

Six Months Ended
June 30, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$4,969
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gain on investments	(264)
Net change in unrealized appreciation on investments	(51)
Accretion of CLO interest income	(2,578)
Net amortization of premium on loans	8
Amortization of deferred financing costs	194
Purchase of investments	(148,423)
Proceeds from dispositions of investments	63,340
Decrease in receivable for investments sold	5,389
Decrease in payable for investments purchased	(10,606)
Increase in receivable from affiliate	(264)
Increase in interest receivable	(326)
Decrease in prepaid expenses and other assets	98
Decrease in interest payable	(871)
Increase in other liabilities and accrued expenses	57
Decrease in payable to affiliate	(48)
Increase in management fee payable	574
Decrease in taxes payable	(199)
Net cash used in operating activities	(89,001)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	150,000
Offering costs from the issuance of common stock	(770)
Dividends paid	(1,800)
Proceeds from debt	149,900
Payments on debt	(216,648)
Deferred financing costs paid	(297)
Net cash provided by financing activities	80,385
Net decrease in cash and cash equivalents	(8,616)
Cash and cash equivalents at beginning of period	12,493
Cash and cash equivalents at end of period	$3,877
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$2,545
Cash paid for income taxes	$517
Supplemental disclosure of non-cash financing activity:
Contribution for taxes waived	$574

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans — 135.2% of net assets
24 Hour Fitness Worldwide, Inc. (5), (7)	5/28/2021	4.75%	L+3.75	Hotels, Restaurants & Leisure	$2,700	$2,690	$2,720
Accellent, Inc. (7)	3/12/2021	4.50%	L+3.50	Health Care Equipment & Supplies	1,995	1,995	1,991
Acosta, Inc. (7)	3/2/2018	4.25%	L+3.25	Media	1,594	1,610	1,604
Aegis Toxicology Sciences Corporation (7)	2/24/2021	5.50%	L+4.50	Health Care Providers & Services	1,667	1,656	1,682
American Renal Holdings Inc. (7)	8/20/2019	4.50%	L+3.25	Health Care Providers & Services	2,977	2,950	2,983
American Tire Distributors, Inc. (5), (7)	6/1/2018	5.75%	L+4.75	Distributors	1,500	1,500	1,512
AmWINS Group, LLC (7)	9/6/2019	5.00%	L+3.75	Insurance	2,979	2,997	2,991
Aquilex, LLC (7)	12/31/2020	5.00%	L+4.00	Commercial Services & Supplies	1,990	1,985	1,985
ARG IH Corporation (7)	11/15/2020	5.00%	L+4.00	Hotels, Restaurants & Leisure	2,487	2,499	2,506
Armor Holding II, LLC (7)	6/26/2020	5.75%	L+4.50	Diversified Financial Services	1,938	1,963	1,943
Ascend Learning, LLC (7)	7/31/2019	6.00%	L+5.00	Diversified Consumer Services	597	594	605
Ascensus, Inc. (7)	12/2/2019	5.00%	L+4.00	Commercial Services & Supplies	995	990	1,000
Aspen Dental Management, Inc. (7)	10/6/2016	7.00%	L+5.50	Health Care Providers & Services	992	984	998
Asurion, LLC (7)	5/24/2019	5.00%	L+3.75	Commercial Services & Supplies	1,990	1,992	2,005
Atlantic Power Limited Partnership (3), (7)	2/24/2021	4.75%	L+3.75	Independent Power and Renewable Electricity Producers	1,875	1,866	1,900
BarBri, Inc. (7)	7/17/2019	4.50%	L+3.50	Diversified Consumer Services	958	958	962
BJ's Wholesale Club, Inc. (7)	9/26/2019	4.50%	L+3.50	Food & Staples Retailing	1,493	1,494	1,496
Blackboard Inc. (7)	10/4/2018	4.75%	L+3.75	Software	4,478	4,479	4,514
Blue Coat Systems, Inc. (7)	5/31/2019	4.00%	L+3.00	Software	3,057	3,074	3,064
Calceus Acquisition, Inc. (7)	1/31/2020	5.00%	L+4.00	Textiles, Apparel & Luxury Goods	2,977	2,991	2,965
Camp International Holding Company (7)	5/31/2019	4.75%	L+3.75	Transportation Infrastructure	1,990	2,020	2,002
Caraustar Industries, Inc. (7)	5/1/2019	7.50%	L+6.25	Containers & Packaging	746	739	757
Carecore National, LLC (7)	3/5/2021	5.50%	L+4.50	Health Care Providers & Services	2,078	2,078	2,101
CEC Entertainment, Inc. (7)	2/12/2021	4.25%	L+3.25	Hotels, Restaurants & Leisure	2,494	2,482	2,481
Centerplate, Inc. (7)	11/26/2019	4.75%	L+3.75	Hotels, Restaurants & Leisure	1,995	1,986	2,006
Checkout Holding Corp. (7)	4/9/2021	4.50%	L+3.50	Media	2,500	2,498	2,506
CHS/Community Health Systems, Inc. (3), (7)	1/27/2021	4.25%	L+3.25	Health Care Providers & Services	995	990	1,002
CityCenter Holdings, LLC (7)	10/16/2020	5.00%	L+4.00	Hotels, Restaurants & Leisure	1,819	1,831	1,834
Connolly, LLC (7)	5/14/2021	5.00%	L+4.00	Professional Services	1,500	1,485	1,520

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 135.2% of net assets
CPG International, LLC (7)	9/30/2020	4.75%	L+3.75	Building Products	$3,972	$3,974	$3,992
CT Technologies Intermediate Holdings, Inc. (7)	10/4/2019	5.25%	L+4.00	Health Care Technology	2,487	2,499	2,502
DAE Aviation Holdings, Inc. (7)	11/2/2018	5.00%	L+4.00	Aerospace & Defense	1,365	1,381	1,381
Datapipe, Inc. (7)	3/15/2019	5.25%	L+4.25	IT Services	1,938	1,951	1,944
Deltek, Inc. (7)	10/10/2018	4.50%	L+3.50	Software	2,977	2,987	3,002
Dole Food Company, Inc. (7)	11/1/2018	4.50%	L+3.50	Food Products	3,706	3,698	3,717
Duff & Phelps Corporation (7)	4/23/2020	4.50%	L+3.50	Capital Markets	3,474	3,476	3,493
DynCorp International, Inc. (7)	7/7/2016	6.25%	L+4.50	Aerospace & Defense	1,959	1,971	1,967
Electrical Components International, Inc. (7)	5/28/2021	5.75%	L+4.75	Electrical Equipment	2,000	2,005	2,035
Emerald Expositions Holding, Inc. (7)	6/17/2020	5.50%	L+4.25	Media	2,858	2,885	2,882
EWT Holdings III Corp. (7)	1/15/2021	4.75%	L+3.75	Machinery	995	990	998
ExGen Renewables I, LLC (7)	2/6/2021	5.25%	L+4.25	Independent Power and Renewable Electricity Producers	1,487	1,494	1,519
Fairmount Minerals, Ltd. (7)	9/5/2019	4.50%	L+3.50	Metals & Mining	2,978	2,995	3,012
First Data Corporation (7)	3/23/2018	4.15%	L+4.00	IT Services	2,000	2,007	2,006
Fitness International, LLC (5), (6), (7)	7/1/2020	5.50%	L+4.50	Hotels, Restaurants & Leisure	1,800	1,782	1,796
Global Tel*Link Corporation (7)	5/22/2020	5.00%	L+3.75	Diversified Telecommunication Services	1,840	1,805	1,835
Great Wolf Resorts, Inc. (7)	8/6/2020	4.50%	L+3.50	Hotels, Restaurants & Leisure	2,977	2,984	2,990
Greeneden U.S. Holdings II, LLC (7)	11/13/2020	4.50%	L+3.50	Software	1,990	1,981	2,007
HGIM Corp. (7)	6/18/2020	5.50%	L+4.50	Marine	1,489	1,494	1,483
Hyland Software, Inc. (7)	2/19/2021	4.75%	L+3.75	Software	1,362	1,355	1,372
Ikaria, Inc. (7)	2/12/2021	5.00%	L+4.00	Health Care Providers & Services	2,667	2,673	2,688
Indra Holdings Corp. (7)	5/1/2021	5.25%	L+4.25	Textiles, Apparel & Luxury Goods	1,250	1,238	1,254
Information Resources, Inc. (7)	9/30/2020	4.75%	L+3.75	Professional Services	1,985	1,999	2,002
Inmar, Inc. (7)	1/27/2021	4.25%	L+3.25	Commercial Services & Supplies	2,000	1,981	1,982
Ion Media Networks, Inc. (7)	12/18/2020	5.00%	L+4.00	Media	1,990	2,014	2,006
J.C. Penney Corporation, Inc. (3), (5), (7)	6/20/2019	5.00%	L+4.00	Multiline Retail	1,000	993	1,005
JLL/Delta Dutch Newco B.V. (3), (7)	3/11/2021	4.25%	L+3.25	Pharmaceuticals	2,000	1,995	1,988
Landslide Holdings, Inc. (7)	2/25/2020	5.00%	L+4.00	Software	998	993	1,001
Learning Care Group (US) No. 2, Inc. (7)	5/5/2021	6.05%	L+4.50	Diversified Consumer Services	1,031	1,027	1,049
Leonardo Acquisition Corp. (7)	1/29/2021	4.25%	L+3.25	Internet & Catalog Retail	2,993	3,005	2,999
The Men's Wearhouse, Inc. (3), (7)	6/18/2021	4.50%	L+3.50	Specialty Retail	2,000	1,980	2,014
Metaldyne, LLC (7)	12/18/2018	4.25%	L+3.25	Auto Components	1,961	1,961	1,975
Millennium Laboratories, LLC (7)	4/16/2021	5.25%	L+4.25	Health Care Providers & Services	2,450	2,426	2,479
Mitchell International, Inc. (7)	10/13/2020	4.50%	L+3.50	IT Services	2,985	3,001	3,002
Murray Energy Corporation (7)	12/5/2019	5.25%	L+4.25	Oil, Gas & Consumable Fuels	2,993	2,979	3,033
National Financial Partners Corp. (7)	7/1/2020	5.25%	L+4.25	Insurance	497	497	501
Opal Acquisition, Inc. (7)	11/27/2020	5.00%	L+4.00	Health Care Providers & Services	2,985	2,962	2,997

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 135.2% of net assets
Ortho-Clinical Diagnostics S.A. (3), (5), (7)	6/30/2021	4.75%	L+3.75	Health Care Providers & Services	$2,000	$1,997	$2,018
Oxbow Carbon, LLC (7)	7/19/2019	4.25%	L+3.25	Metals & Mining	962	969	965
P2 Lower Acquisition, LLC (7)	10/22/2020	5.50%	L+4.50	Health Care Providers & Services	2,251	2,243	2,260
PharMEDium Healthcare Corporation (7)	1/28/2021	4.25%	L+3.25	Pharmaceuticals	2,431	2,446	2,433
Phillips-Medisize Corporation (5), (7)	6/16/2021	4.75%	L+3.75	Health Care Equipment & Supplies	1,227	1,225	1,230
PRA Holdings, Inc. (7)	9/23/2020	4.50%	L+3.50	Life Sciences Tools & Services	1,985	1,985	1,979
Quikrete Holdings, Inc. (7)	9/28/2020	4.00%	L+3.00	Construction Materials	2,977	2,991	2,986
Ranpak Corp. (7)	4/23/2019	4.50%	L+3.25	Containers & Packaging	1,947	1,956	1,959
Raven Power Finance, LLC (7)	12/19/2020	6.50%	L+4.25	Independent Power and Renewable Electricity Producers	1,710	1,694	1,715
RCHP, Inc. (7)	4/23/2019	6.00%	L+5.00	Health Care Providers & Services	2,000	1,981	2,001
Renaissance Learning, Inc. (7)	4/9/2021	4.50%	L+3.50	Software	1,995	1,993	1,997
RGIS Services, LLC (7)	10/18/2017	5.50%	L+4.25	Commercial Services & Supplies	2,977	2,961	2,988
Sabre GLBL, Inc. (7)	2/19/2019	4.25%	L+3.25	Software	2,482	2,507	2,492
Securus Technologies Holdings, Inc. (7)	4/30/2020	4.75%	L+3.50	Diversified Telecommunication Services	1,914	1,885	1,924
Sheridan Holdings, Inc. (7)	6/29/2018	4.50%	L+3.50	Health Care Providers & Services	2,278	2,299	2,282
The SI Organization, Inc. (7), (8)	11/23/2019	5.75%	L+4.75	Aerospace & Defense	2,208	2,183	2,219
Signode Industrial Group Lux S.A. (Signode Industrial Group US Inc.) (3), (7)	5/1/2021	4.00%	L+3.00	Machinery	1,000	998	998
Spin Holdco Inc. (7)	11/14/2019	4.25%	L+3.25	Diversified Consumer Services	2,985	2,986	2,994
Standard Aero Limited (3), (7)	11/2/2018	5.00%	L+4.00	Aerospace & Defense	619	626	626
Station Casinos LLC (7)	3/2/2020	4.25%	L+3.25	Hotels, Restaurants & Leisure	2,883	2,907	2,895
STS Operating, Inc. (7)	2/12/2021	4.75%	L+3.75	Trading Companies & Distributors	1,995	2,008	2,007
TCH-2 Holdings, LLC (TravelCLICK, Inc.) (7)	5/6/2021	5.50%	L+4.50	Software	600	594	601
Thermasys Corp. (7)	5/3/2019	5.25%	L+4.00	Machinery	1,863	1,867	1,862
TMS International Corp. (7)	10/16/2020	4.50%	L+3.50	Metals & Mining	2,985	2,992	3,006
TransFirst Holdings, Inc. (7)	12/27/2017	4.00%	L+3.00	IT Services	2,758	2,770	2,764
Turbocombustor Technology, Inc. (7)	12/2/2020	5.50%	L+4.50	Aerospace & Defense	3,482	3,450	3,465
USI, Inc. (7)	12/27/2019	4.25%	L+3.25	Insurance	1,985	2,003	1,991
USIC Holdings, Inc. (7)	7/10/2020	4.00%	L+3.00	Construction & Engineering	2,977	2,991	2,959
Vitera Healthcare Solutions, LLC (7)	11/4/2020	6.00%	L+5.00	Health Care Technology	2,239	2,222	2,244
WideOpenWest Finance, LLC (7)	4/1/2019	4.75%	L+3.75	Media	1,990	2,013	1,999
WP CPP Holdings, LLC (7)	12/28/2019	4.75%	L+3.75	Aerospace & Defense	2,977	2,970	2,994
Total First Lien Floating Rate Loans					$203,477	$203,526	$204,396

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans — 23.4% of net assets
Accellent, Inc. (7)	3/11/2022	7.50%	L+6.50	Health Care Equipment & Supplies	$1,500	$1,496	$1,493
Ameriforge Group, Inc.	12/21/2020	8.75%	L+7.50	Energy Equipment & Services	500	500	512
Applied Systems, Inc.	1/24/2022	7.50%	L+6.50	Software	1,000	993	1,022
Asurion, LLC (7)	3/3/2021	8.50%	L+7.50	Commercial Services & Supplies	1,000	986	1,039
BJ's Wholesale Club, Inc. (7)	3/26/2020	8.50%	L+7.50	Food & Staples Retailing	2,000	1,991	2,054
Camp International Holding Company	11/29/2019	8.25%	L+7.25	Transportation Infrastructure	1,000	1,000	1,027
Checkout Holding Corporation (7)	4/11/2022	7.75%	L+6.75	Media	2,000	2,006	2,005
Connolly Intermediate, Inc. (7)	5/13/2022	8.00%	L+7.00	Professional Services	1,250	1,238	1,273
Del Monte Foods, Inc. (3), (7)	8/18/2021	8.25%	L+7.25	Food Products	1,500	1,499	1,477
Drew Marine Group, Inc.	5/19/2021	8.00%	L+7.00	Chemicals	2,000	1,995	2,030
EWT Holdings III Corp.	1/15/2022	8.50%	L+7.50	Machinery	1,000	995	1,007
Filtration Group Corporation (7)	11/22/2021	8.25%	L+7.25	Industrial Conglomerates	500	495	513
Ikaria, Inc. (7)	2/14/2022	8.75%	L+7.75	Health Care Providers & Services	1,000	1,013	1,020
Inmar, Inc. (7)	1/27/2022	8.00%	L+7.00	Commercial Services & Supplies	1,500	1,486	1,492
Jonah Energy, LLC (7)	5/12/2021	7.50%	L+6.50	Oil, Gas & Consumable Fuels	500	493	505
Landslide Holdings, Inc.	2/25/2021	8.25%	L+7.25	Software	1,000	993	1,006
P2 Lower Acquisition, LLC (5)	10/22/2021	9.50%	L+8.50	Health Care Providers & Services	500	497	503
Performance Food Group, Inc. (7)	11/14/2019	6.25%	L+5.25	Food & Staples Retailing	2,977	2,960	3,013
PharMEDium Healthcare Corporation (7)	1/28/2022	7.75%	L+6.75	Pharmaceuticals	2,000	1,990	2,027
Prescrix, Inc. (3) , (7)	5/2/2022	8.00%	L+7.00	Containers & Packaging	1,333	1,320	1,342
Road Infrastructure Investment, LLC (7)	9/30/2021	7.75%	L+6.75	Chemicals	2,000	2,010	1,993
Sedgwick Claims Management Services, Inc. (7)	2/28/2022	6.75%	L+5.75	Insurance	2,000	1,990	2,003
Sheridan Holdings, Inc.	12/20/2021	8.25%	L+7.25	Health Care Providers & Services	2,000	1,991	2,050
TWCC Holding Corp. (7)	6/26/2020	7.00%	L+6.00	Media	2,000	1,990	1,986
WP CPP Holdings, LLC (7)	4/30/2021	8.75%	L+7.75	Aerospace & Defense	1,000	1,024	1,012
Total Second Lien Floating Rate Loans					$35,060	$34,951	$35,404

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
CLO Equity — 31.6% of net assets
Apidos CLO XIV, Income Notes (3), (4)	4/15/2025				$4,400	$4,131	$4,351
Ares XXIX CLO Ltd., Subordinated Notes (3), (4)	4/17/2026				4,750	4,468	4,334
Blue Hill CLO, Ltd., Subordinated Notes (3), (4)	1/15/2026				5,400	5,176	5,434
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4)	1/15/2026				100	104	102
Carlyle Global Market Strategies CLO 2013-3, Ltd., Subordinated Notes (3), (4)	7/15/2025				2,750	2,223	2,463
Cent CLO 18 Limited, Subordinated Notes (3), (4)	7/23/2025				4,675	4,236	4,278
Cent CLO 19 Limited, Subordinated Notes (3), (4)	10/29/2025				2,750	2,532	2,477
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4)	4/18/2026				5,250	5,021	4,929
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4)	11/17/2025				2,750	2,536	2,400
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4)	4/18/2026				3,750	3,591	3,703
Magnetite VIII, Limited, Subordinated Notes (3), (4)	4/15/2026				3,000	2,942	2,894
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4)	10/15/2025				3,410	3,017	2,886
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4)	1/15/2024				5,500	4,887	4,689
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4)	4/18/2026				3,000	2,844	2,793
Total CLO Equity					$51,485	$47,708	$47,733
Total Investments — 190.2% of net assets					$290,022	$286,185	$287,533
Liabilities in Excess of Other Assets — (90.2%)							(136,344)
Net Assets — 100.0%							$151,189

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate ("PRIME" or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2014.

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

(5)	All or a portion of this position has not settled as of June 30, 2014.

(6)	Denotes a "when issued" security that was scheduled to close after June 30, 2014.

(7)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(8)	Includes $(3) of cost and $1 of fair value for an unfunded obligation of $292 par.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans
Akorn, Inc. (3), (5), (6)	11/13/2020	4.50%	L+3.50	Pharmaceuticals	$2,500	$2,488	$2,517
American Renal Holdings, Inc.	8/20/2019	4.50%	L+3.25	Health Care Providers & Services	2,992	2,963	3,006
AmWINS Group, LLC	9/6/2019	5.00%	L+3.75	Insurance	998	996	1,006
Aquilex, LLC (5)	12/18/2020	5.00%	L+4.00	Commercial Services & Supplies	2,000	1,995	2,010
ARG IH Corporation	11/15/2020	5.00%	L+4.00	Hotels, Restaurants & Leisure	2,000	2,006	2,014
Ascensus, Inc.	12/2/2019	5.00%	L+4.00	Commercial Services & Supplies	1,000	995	1,009
Aspen Dental Management, Inc.	10/6/2016	7.00%	L+5.50	Health Care Providers & Services	997	988	990
BJ's Wholesale Club, Inc.	9/26/2019	4.50%	L+3.50	Food & Staples Retailing	1,000	995	1,007
Blackboard Inc.	10/4/2018	4.75%	L+3.75	Software	4,000	3,995	4,061
Blue Coat Systems, Inc.	5/31/2019	4.50%	L+3.50	Software	3,072	3,091	3,087
BMC Software Finance, Inc.	9/10/2020	5.00%	L+4.00	Software	3,000	3,022	3,021
Calceus Acquisition, Inc.	1/31/2020	5.00%	L+4.00	Textiles, Apparel & Luxury Goods	2,993	3,007	3,014
Catalina Marketing Corporation	10/12/2020	5.25%	L+4.25	Media	2,494	2,494	2,532
Centerplate, Inc.	11/26/2019	4.75%	L+3.75	Hotels, Restaurants & Leisure	2,000	1,990	2,014
Chromaflo Technologies Corporation (Chromaflo Technologies Finance B.V.) (3)	12/2/2019	4.50%	L+3.50	Chemicals	2,000	1,995	2,004
CityCenter Holdings, LLC	10/16/2020	5.00%	L+4.00	Hotels, Restaurants & Leisure	2,000	2,015	2,033
CPG International, LLC	9/30/2020	4.75%	L+3.75	Building Products	2,993	2,985	3,013
CT Technologies Intermediate Holdings, Inc.	10/4/2019	5.25%	L+4.00	Health Care Technology	2,500	2,512	2,519
Deltek, Inc.	10/10/2018	5.00%	L+3.75	Software	2,992	3,003	3,009
Dialysis Newco, Inc.	8/16/2020	5.25%	L+4.25	Health Care Providers & Services	1,995	1,997	2,000
Dole Food Company, Inc.	11/1/2018	4.50%	L+3.50	Food Products	3,250	3,234	3,268
Drew Marine Group, Inc. (5)	11/19/2020	4.50%	L+3.50	Chemicals	2,000	2,004	2,010
Duff & Phelps Corporation	4/23/2020	4.50%	L+3.50	Capital Markets	3,491	3,494	3,496
Emerald Exposition Holding, Inc.	6/17/2020	5.50%	L+4.25	Media	2,992	3,022	3,007
Fairmount Minerals, Ltd. (5)	9/5/2019	5.00%	L+4.00	Metals & Mining	2,993	3,011	3,045
Filtration Group Corporation	11/20/2020	4.50%	L+3.50	Industrial Conglomerates	1,250	1,244	1,265
First Data Corporation	3/23/2018	4.16%	L+4.00	IT Services	2,000	2,007	2,007
GENEX Services, Inc.	7/26/2018	5.25%	L+4.25	Insurance	2,115	2,136	2,136
Global Tel*Link Corporation	5/22/2020	5.00%	L+3.75	Diversified Telecommunication Services	1,995	1,956	1,954
Great Wolf Resorts, Inc.	8/6/2020	4.50%	L+3.50	Hotels, Restaurants & Leisure	2,992	3,000	3,013
Greeneden U.S. Holdings II, LLC (7)	11/13/2020	4.50%	L+3.50	Software	667	657	674

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued)
HGIM Corp.	6/18/2020	5.50%	L+4.50	Marine	$1,496	$1,502	$1,512
Information Resources, Inc.	9/30/2020	4.75%	L+3.75	Professional Services	1,995	2,010	2,009
Intrawest Operations Group, LLC (5)	12/9/2020	5.50%	L+4.50	Hotels, Restaurants & Leisure	2,200	2,182	2,227
Metaldyne, LLC	12/18/2018	5.00%	L+3.75	Auto Components	1,995	1,995	2,021
Mitchell International, Inc.	10/12/2020	4.50%	L+3.50	IT Services	2,000	2,005	2,016
Murray Energy Corporation	12/5/2019	5.25%	L+4.25	Oil, Gas & Consumable Fuels	3,000	2,985	3,036
The Neiman Marcus Group LTD, Inc.	10/25/2020	5.00%	L+4.00	Multiline Retail	3,000	3,003	3,042
North American Lifting Holdings, Inc.	11/27/2020	5.50%	L+4.50	Commercial Services & Supplies	2,000	1,960	1,990
Opal Acquisition, Inc. (5)	11/27/2020	5.00%	L+4.00	Health Care Providers & Services	3,000	2,975	3,007
Oxbow Carbon, LLC	7/19/2019	4.25%	L+3.25	Metals & Mining	987	995	994
P2 Lower Acquisition, LLC	10/22/2020	5.50%	L+4.50	Health Care Providers & Services	2,423	2,414	2,436
Party City Holdings, Inc.	7/27/2019	4.25%	L+3.25	Specialty Retail	2,992	3,004	3,010
PRA Holdings, Inc.	9/23/2020	5.00%	L+4.00	Life Sciences Tools & Services	1,995	1,995	2,004
Quikrete Holdings, Inc.	9/26/2020	4.00%	L+3.00	Construction Materials	2,993	3,007	3,011
Ranpak Corp.	4/23/2019	4.50%	L+3.25	Containers & Packaging	1,957	1,966	1,979
Raven Power Finance, LLC	12/19/2020	5.25%	L+4.25	Independent Power and Renewable Electricity Producers	2,000	1,980	2,005
Renaissance Learning, Inc.	11/16/2020	5.00%	L+4.00	Software	3,990	3,951	4,020
RGIS Services, LLC	10/18/2017	5.50%	L+4.25	Commercial Services & Supplies	2,992	2,974	2,961
Sabre, Inc.	2/19/2019	5.25%	L+4.00	Software	1,995	2,017	2,013
Securus Technologies Holdings, Inc.	4/30/2020	4.75%	L+3.50	Diversified Telecommunication Services	1,924	1,893	1,907
Spin Holdco Inc. (5), (6)	11/14/2019	4.25%	L+3.25	Diversified Consumer Services	3,000	3,001	3,026
Station Casinos LLC (5)	3/2/2020	5.00%	L+4.00	Hotels, Restaurants & Leisure	2,992	3,019	3,030
TMS International Corp.	10/16/2020	4.50%	L+3.50	Metals & Mining	3,000	3,007	3,029
TransFirst Holdings, Inc.	12/27/2017	5.75%	L+3.50	IT Services	2,835	2,849	2,844
TriNet HR Corporation	8/20/2020	5.00%	L+4.00	Professional Services	1,995	1,985	2,015
Turbocombustor Technology, Inc.	12/2/2020	5.50%	L+4.50	Aerospace & Defense	3,500	3,465	3,491
USI, Inc.	12/27/2019	4.25%	L+3.25	Insurance	1,995	2,015	2,007
USIC Holdings, Inc.	7/10/2020	4.75%	L+3.75	Construction & Engineering	2,993	3,007	3,015
Vitera Healthcare Solutions, LLC	11/4/2020	6.00%	L+5.00	Health Care Technology	2,250	2,232	2,250
WASH MultiFamily Laundry Systems, LLC	2/21/2019	4.50%	L+3.50	Diversified Consumer Services	3,491	3,494	3,500
World Kitchen, LLC	3/4/2019	5.50%	L+4.25	Household Durables	2,992	2,977	3,030
WP CPP Holdings, LLC	12/28/2019	4.75%	L+3.75	Aerospace & Defense	2,992	2,985	3,022
WTG Holdings III Corp. (5), (6)	1/15/2021	4.75%	L+3.75	Machinery	1,000	995	1,007
Total First Lien Floating Rate Loans					$153,240	$153,141	$154,207

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans
Ameriforge Group, Inc. (5)	12/21/2020	8.75%	L+7.50	Energy Equipment & Services	$500	$500	$511
BJ's Wholesale Club, Inc.	3/26/2020	8.50%	L+7.50	Food & Staples Retailing	2,000	1,990	2,045
Camp International Holding Company	11/29/2019	8.25%	L+7.25	Transportation Infrastructure	1,000	1,000	1,022
Chromaflo Technologies Corporation (Chromaflo Technologies Finance B.V.) (3)	6/2/2020	8.25%	L+7.25	Chemicals	1,000	995	1,010
Del Monte Foods, Inc. (3), (5), (6)	7/26/2021	8.25%	L+7.25	Food Products	1,000	990	1,012
Drew Marine Group, Inc.	5/19/2021	8.00%	L+7.00	Chemicals	2,000	1,995	2,015
Filtration Group Corporation	11/22/2021	8.25%	L+7.25	Industrial Conglomerates	500	495	512
Performance Food Group, Inc.	11/14/2019	6.25%	L+5.25	Food & Staples Retailing	2,993	2,974	3,015
Sheridan Holdings, Inc.	12/20/2021	8.25%	L+7.25	Health Care Providers & Services	2,000	1,990	2,019
WP CPP Holdings, LLC (5)	4/30/2021	8.75%	L+7.75	Aerospace & Defense	1,000	1,025	1,020
WTG Holdings III Corp. (5), (6)	1/15/2022	8.50%	L+7.50	Machinery	1,000	995	1,005
Total Second Lien Floating Rate Loans					$14,993	$14,949	$15,186
CLO Equity
Apidos CLO XIV, Income Notes (3), (4)	4/15/2025				$4,400	$4,440	$4,442
Blue Hill CLO, Ltd., Subordinated Notes (3), (4)	1/15/2026				5,400	4,854	4,930
Blue Hill CLO, Ltd. Subordinated Fee Notes (3), (4)	1/15/2026				100	108	110
Cent CLO 18 Limited, Subordinated Notes (3), (4)	7/23/2025				4,675	4,675	4,709
Cent CLO 19 Limited, Subordinated Notes (3), (4)	10/29/2025				2,750	2,524	2,476
Carlyle Global Market Strategies CLO 2013-3, Subordinated Notes (3),(4)	7/15/2025				2,750	2,699	2,839
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4)	11/17/2025				2,750	2,511	2,466
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4)	10/15/2025				3,410	3,112	3,047
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4)	1/15/2024				5,500	5,255	5,153
Total CLO Equity					$31,735	$30,178	$30,172
Total Investments					$199,968	$198,268	$199,565
Liabilities in Excess of Other Assets							(198,549)
Net Assets							$1,016

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
JUNE 30, 2014
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
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for the fair presentation of the financial statements for the interim period, have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

Investment Classification
As required by the 1940 Act, investments are classified by level of control. "Control Investments" are defined as investments in portfolio companies that we are deemed to control as defined in the 1940 Act. "Affiliate Investments" are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. "Non-Control/Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments.
Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company.
As of June 30, 2014 and December 31, 2013, all of our investments were Non-Control/Non-Affiliate investments.
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
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our Manager's investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service and broker-dealers, and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then presented to the Investment Committee and reviewed and approved by our Audit and Compliance Committee. The valuation recommendations are then reviewed by our Board of Directors for final approval. There were no changes to our valuation techniques or the nature of the related inputs considered in the valuation process during the three and six months ended June 30, 2014.
Securities Transactions
Securities transactions are recorded on the trade date. Cost is determined based on consideration given and the unrealized gains or losses on investment securities represent the changes in fair values as determined in compliance with the valuation policy. Realized gains and losses from securities are recorded on the basis of weighted-average cost.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount ("OID") and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2014 and December 31, 2013, we had no loans on non-accrual status.
Interest income on the CLO equity investments is recognized using the effective interest method as required by ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). At the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase on a quarterly basis, the estimated future cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment as adjusted for credit impairments, if any.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

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
Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.8% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined by GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. The management fee is prorated for any partial period and totaled $574 and $1,000 for the three and six months ended June 30, 2014, respectively.
Since our Manager has no employees, it has entered into an administrative agreement with both its parent and American Capital pursuant to which our Manager will be provided with personnel, services and resources necessary for our Manager to perform its obligations under the management agreement.
We have also agreed to reimburse our Manager and its affiliates for certain expenses related to operations incurred on our behalf, excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or its affiliates who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. In addition, our Manager or one of its affiliates may pay for or incur certain expenses and then allocate these expenses to ACSF. For the three and six months ended June 30, 2014, we recognized $243 and $509, respectively, of expenses that are reimbursable to our Manager and its affiliates.
For the first full 24 months after the date of our IPO, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf, and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes, and accrued costs and fees related to actual, pending, or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this operating expense limit, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the limit described above. Subsequent to the first full 24 months after the date of our IPO, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations. For the three and six months ended June 30, 2014, our Manager was required to reimburse us for $264 and $554, respectively, of operating expenses as a result of the expense cap.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

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
Note 4. Net Asset Value Per Share
At June 30, 2014, our total net assets and net asset value per share were $151,189 and $15.12, respectively. Net asset value per share at December 31, 2013 is not considered meaningful and has been marked "N/M" in the consolidated financial statements.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Numerator—net increase in net assets resulting from operations	$2,849	$4,969
Denominator—weighted average shares (1)	10,000,100	10,000,100
Earnings per share	$0.28	$0.50

(1)	Assumes the 10,000,000 common shares issued in our IPO on January 22, 2014 were issued on January 1, 2014.
Note 6. Investments
Our investments primarily focus on Senior Secured Floating Rate Loans and opportunistic investments in equity tranches of CLOs. Our investments in Senior Secured Floating Rate Loans are typically arranged by a syndicate of investment or commercial banks who syndicate loans to third-party investors. Investors may seek to buy and sell Senior Secured Floating Rate Loans through both primary and secondary markets. During the three months ended June 30, 2014, we purchased Senior Secured Floating Rate Loans of 20 new and 3 existing portfolio companies for a total purchase price of $40,151. During the six months ended June 30, 2014, we purchased Senior Secured Floating Rate Loans of 61 new and 17 existing portfolio companies for a total purchase price of $130,003. During the three and six months ended June 30, 2014, we purchased 3 and 5 CLO equity investments, respectively, for an aggregate purchase price of $10,028 and $18,420, respectively. Investment sales and repayments during the three and six months ended June 30, 2014 totaled $43,591 and $63,340, respectively. We may, from time to time, transact in purchases or sales of securities with affiliates of our Manager at fair market value on trade date. During the three and six months ended June 30, 2014, total proceeds from sales to affiliates were $5,030 and $11,572, respectively.
As of June 30, 2014, our investments consisted of the following:

	Cost	Fair Value
First lien floating rate loans	$203,526	$204,396
Second lien floating rate loans	34,951	35,404
CLO equity	47,708	47,733
Total Investments	$286,185	$287,533
As of June 30, 2014, our portfolio consisted of 121 portfolio companies, including 108 Loan portfolio companies and 13 CLO equity investments.
As of December 31, 2013, our investments consisted of the following:

	Cost	Fair Value
First lien floating rate loans	$153,141	$154,207
Second lien floating rate loans	14,949	15,186
CLO equity	30,178	30,172
Total Investments	$198,268	$199,565

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

As of December 31, 2013, our portfolio consisted of 77 portfolio companies, including 69 Loan portfolio companies and 8 CLO equity investments.
We use the Global Industry Classification Standards (“GICS®”) for classifying the industry groupings of our Loan investments. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total Loans as of June 30, 2014 and December 31, 2013. The investments in CLOs are excluded from the table below:

	June 30, 2014	December 31, 2013
Health Care Providers & Services	12.1%	7.9%
Software	9.2%	11.7%
Hotels, Restaurants & Leisure	8.0%	8.4%
Media	6.3%	3.3%
Aerospace & Defense	5.7%	4.4%
Commercial Services & Supplies	5.2%	4.7%
IT Services	4.1%	4.0%
Insurance	3.1%	3.0%
Metals & Mining	2.9%	4.2%
Food & Staples Retailing	2.7%	3.6%
Pharmaceuticals	2.7%	1.5%
Diversified Consumer Services	2.3%	3.8%
Food Products	2.2%	2.5%
Independent Power and Renewable Electricity Producers	2.1%	1.2%
Machinery	2.0%	1.2%
Professional Services	2.0%	2.4%
Health Care Technology	2.0%	2.8%
Health Care Equipment & Supplies	2.0%	—%
Textiles, Apparel & Luxury Goods	1.8%	1.8%
Containers & Packaging	1.7%	1.2%
Chemicals	1.7%	4.1%
Building Products	1.7%	1.8%
Diversified Telecommunication Services	1.6%	2.3%
Oil, Gas & Consumable Fuels	1.5%	1.8%
Capital Markets	1.5%	2.1%
Transportation Infrastructure	1.3%	—%
Internet & Catalog Retail	1.3%	—%
Construction Materials	1.2%	1.8%
Construction & Engineering	1.2%	1.8%
Multiline Retail	0.4%	1.8%
Industrial Conglomerates	0.2%	1.0%
Household Durables	—%	1.8%
Specialty Retail	—%	1.8%
Other	6.3%	4.3%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

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
The valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Our Loans are predominately valued based on evaluated prices from a nationally recognized independent pricing service approved by our Board of Directors or from third-party brokers who make markets in such debt investments. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range and dispersion of third-party estimates, frequency of pricing updates, comparison of recent trade activity for similar securities, and review for consistency with market conditions observed as of the measurement date.
There may be instances when independent or third-party pricing sources are not available, or cases where we believe that the third-party pricing sources do not provide sufficient evidence to support a market participant's view of the fair value of the debt investment being valued. These instances may result from an investment in a less liquid loan such as a middle market loan, a mezzanine loan or unitranche loan, or a loan to a company that has become financially distressed. In these instances, we may estimate the fair value based on a combination of a market yield valuation methodology and evaluated pricing discussed above, or solely based on a market yield valuation methodology. Under the market yield valuation methodology, we estimate the fair value based on a discounted cash flow technique. For these debt investments, the unobservable inputs used in the market yield valuation methodology to measure fair value reflect management's best estimate of assumptions that would be used by market participants when pricing the investment in a hypothetical transaction, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We will estimate the remaining life based on market data for the average life of similar loans. However, if we have information that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life to be used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since many loans are prepaid prior to the maturity date. The interest rate spreads used to estimate the fair value of our loans is based on current interest rate spreads of similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. For the three and six months ended June 30, 2014, there were no changes to our valuation techniques or the nature of the related inputs considered in the valuation process.
The following fair value hierarchy table sets forth our investments measured at fair value on a recurring basis by level as of June 30, 2014:

	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$204,396	$—	$196,744	$7,652
Second lien floating rate loans	35,404	—	32,869	2,535
CLO equity	47,733	—	—	47,733
Total Investments	$287,533	$—	$229,613	$57,920
The following fair value hierarchy table sets forth our investments measured at fair value on a recurring basis by level as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$154,207	$—	$117,950	$36,257
Second lien floating rate loans	15,186	—	11,650	3,536
CLO equity	30,172	—	—	30,172
Total Investments	$199,565	$—	$129,600	$69,965
The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended June 30, 2014 as well as the portion of gains or losses included in income attributable to unrealized gain or losses related to those assets still held at June 30, 2014:

	First lien floating rate loans	Second lien floating rate loans	CLO equity	Total
Beginning Balance – March 31, 2014	$35,540	$11,049	$37,913	$84,502
Purchases	—	493	10,028	10,521
Dispositions	(9,632)	(2,498)	(1,659)	(13,789)
Transfers out	(18,159)	(6,531)	—	(24,690)
Transfers in	—	—	—	—
Amortization discount/premium (1)	—	1	1,483	1,484
Realized gains, net	38	24	—	62
Unrealized depreciation, net	(135)	(3)	(32)	(170)
Ending Balance – June 30, 2014	$7,652	$2,535	$47,733	$57,920
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held at the reporting date	$(60)	$22	$(32)	$(70)
(1) Includes income accrual from CLO equity investments.
Investments were transferred out of Level 3 into Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the six months ended June 30, 2014 as well as the portion of gains or losses included in income attributable to unrealized gain or losses related to those assets still held at June 30, 2014:

	First lien floating rate loans	Second lien floating rate loans	CLO equity	Total
Beginning Balance – December 31, 2013	$36,257	$3,536	$30,172	$69,965
Purchases	9,505	7,924	18,420	35,849
Dispositions	(16,870)	(2,497)	(3,468)	(22,835)
Transfers out	(29,368)	(6,531)	—	(35,899)
Transfers in	8,019	—	—	8,019
Amortization discount/premium (1)	4	2	2,578	2,584
Realized gains, net	132	24	—	156
Unrealized appreciation (depreciation), net	(27)	77	31	81
Ending Balance – June 30, 2014	$7,652	$2,535	$47,733	$57,920
Net change in unrealized (depreciation) appreciation reported within the net change in unrealized (depreciation) appreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held at the reporting date	$(27)	$27	$31	$31
(1) Includes income accrual from CLO equity investments.
Investments were transferred into and out of Level 3 and into and out of Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period.
     The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of June 30, 2014:

	Fair Value as of June 30, 2014	Valuation Techniques/ Methodology	Unobservable Inputs	Range (Weighted Average)
First lien floating rate loans	$7,652	Third-party vendor pricing service	Vendor quotes
Second lien floating rate loans	$2,535	Third-party vendor pricing service	Vendor quotes
CLO equity	$47,733	Discounted Cash Flow	Discount rate Constant prepayment rate Constant default rate	11.0% – 13.3% (11.6%) 30.0% – 33.0% (30.9%) 0.9% – 2.0% (1.7%)
The following table summarizes the significant unobservable inputs in the fair value measurements of our Level 3 investments by category of investment and valuation technique as of December 31, 2013:

	Fair Value as of December 31, 2013	Valuation Techniques/ Methodology	Unobservable Inputs	Range (Weighted Average)
First lien floating rate loans	$36,257	Third-party vendor pricing service	Vendor quotes
Second lien floating rate loans	$3,536	Third-party vendor pricing service	Vendor quotes
CLO equity	$30,172	Discounted Cash Flow	Discount rate Constant prepayment rate Constant default rate	13.9% – 17.5% (14.8%) 30.0% – 33.0% (31.3%) 0.9% – 2.0% (1.5%)

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

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
Note 8. Debt
Revolving Credit Facility
On October 15, 2013, we entered into a revolving credit facility with ACAM (the “ACAM Facility”) which provided up to $200,000 to finance eligible investments, working capital expenses and general corporate requirements (comprised of Loan A and Loan B). Under the ACAM Facility, we were able to draw up to $180,000 under Loan A and up to $20,000 under Loan B at any one time. Any amounts drawn on Loan A had a fixed interest rate of 4.75% per annum, and any amounts drawn on Loan B had a fixed interest rate of 7.25% per annum, with all interest paid upon maturity of the ACAM Facility. The ACAM Facility matured on the closing date of our IPO. On January 22, 2014, we repaid the ACAM Facility in full plus accrued interest and terminated it. For the six months ended June 30, 2014, we incurred interest expense of $568 on the ACAM Facility.
Secured Revolving Credit Facility
On December 18, 2013, ACSF Funding entered into a two-year $140,000 secured revolving credit facility with Bank of America, N.A., as agent (the “Credit Facility”). ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of June 30, 2014 and December 31, 2013, the fair value of assets owned by ACSF Funding and pledged as collateral was $230,643 and $0, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.5%, (ii) Bank of America, N.A.’s prime rate, or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2015, the commitment termination date, subject to certain terms and conditions, including maintaining a certain borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid on the maturity date, which is December 18, 2015, unless otherwise extended.
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
As of June 30, 2014, there was $128,000 outstanding under the Credit Facility which had a fair value of $128,000 and a weighted average interest rate of 1.95%. There were no borrowings outstanding under the Credit Facility as of December 31, 2013. As of June 30, 2014, ACSF Funding was in compliance with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.
For the three months ended June 30, 2014, we incurred interest expense and commitment fees of $668 and $15, respectively, on the Credit Facility. For the six months ended June 30, 2014, we incurred interest expense and commitment fees of $1,067 and $40, respectively, on the Credit Facility.
    The average debt outstanding for the three and six months ended June 30, 2014 was $132,364 and $125,815, respectively. The weighted average annual interest cost, including commitment fees, for the three and six months ended June 30, 2014, was 2.07% and 2.68%, exclusive of 0.29% and 0.31% on the average debt outstanding for amortization of debt issuance costs, respectively. This weighted average annual interest cost reflects the average interest cost during the period for both the ACAM Facility and Credit Facility. The maximum amount of debt outstanding during the three and six months ended June 30, 2014 was $137,000 and $194,748, respectively.
Note 9. Taxes
From our inception through the date of our IPO, we were a taxable corporation under Subchapter C of the Code (“C corporation”), subject to federal and state income taxes on our taxable ordinary income and capital gains. Prior to our IPO, we

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

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
The taxes on the net built-in gain at the time of the IPO totaled $721. As we exit the investments held at the time of the IPO, the tax expense, which was originally recorded against the unrealized appreciation on the portfolio, must be reclassified with net realized gains. There is no impact to our net earnings for this reclassification. The following table summarizes the impact of this reclassification on our investment gains and losses for the three and six months ended June 30, 2014.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Tax provision on net unrealized appreciation	$212	$12
Tax provision on net realized gains	(212)	(212)
Net impact to earnings from operations	$—	$(200)

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
As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98.2% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the three and six months ended June 30, 2014, we accrued federal excise tax of $30 and $30, respectively.
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
As of June 30, 2014, the net unrealized appreciation for federal income tax purposes was $268 with aggregate gross unrealized appreciation and depreciation for federal tax purposes of $1,148 and $(880), respectively, based on a tax cost of $287,265.
We identify our major tax jurisdictions as federal and Maryland. During the period in which we were taxable as a C corporation, we were part of American Capital’s federal consolidated tax group, including its federal tax fiscal year ending

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

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
Note 10. Financial Highlights
The following is a schedule of financial highlights:

Six Months Ended
June 30, 2014 (unaudited)
Per Share Data (1):
Gross proceeds from IPO	$15.00
Net investment income	0.49
Net realized and unrealized gain on investments	0.01
Net increase in net assets resulting from operations	0.50
Capital contribution (2)	0.06
Accretion (6)	0.10
Offering costs related to public offering	(0.08)
Dividends and distributions to shareholders	(0.46)
Net asset value, end of period	$15.12
Per share market value, end of period	$14.00
Total return based on market value (3), (4)	(3.58)%
Total return based on net asset value (3), (4)	4.13%
Ratios to Average Net Assets:
Net investment income (4)	3.50%
Operating expenses (4), (7)	1.12%
Interest and related expenses (4)	1.35%
Total expenses (7)	2.47%
Supplemental Data:
Net assets, end of period	$151,189
Shares outstanding, end of period	10,000,100
Average debt outstanding	$125,815
Asset coverage per unit, end of period (5)	$2,181
Portfolio turnover ratio (4)	23.81%

(1)
Per share data for the six months ended June 30, 2014 presumes the issuance of 10 million shares of common stock on January 1, 2014 that were issued in the IPO which closed on January 22, 2014. There was no established public trading market for the stock prior to the pricing of the IPO.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2014
(in thousands, except share and per share amounts)

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

(7)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the expense cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 1.52% and 2.87%, respectively, without the expense cap.

Note 11. Capital Transactions
The following table details the common share transactions that occurred during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Shares	Amount	Shares	Amount
Common shares outstanding - beginning of period	10,000,100	$149,805	100	$1
Common shares issued in connection with initial public offering	—	—	10,000,000	150,000
Offering costs	—	—	—	(770)
Contribution for taxes waived	—	—	—	574
Common shares outstanding - end of period	10,000,100	$149,805	10,000,100	$149,805
Offering costs associated with the IPO totaled $770 and were recorded as a reduction of the proceeds from the sale of common shares. In connection with the IPO, the underwriters received an underwriting discount and commission (sales load) of $7,952 that was paid by our Manager.
The table below details the dividends declared on our shares of common stock since the completion of our IPO:

Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.18	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.28	$2,800
Note 12. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of June 30, 2014.
We had an unfunded delayed draw first lien term loan commitment of $292 as of June 30, 2014 which we are obligated to fund at the request of the borrower.

Note 13. Subsequent Events
We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and six months ended June 30, 2014.

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
Our investment activities are managed by American Capital ACSF Management, LLC (our "Manager"). Under our management agreement with our Manager, we have agreed to pay our Manager an annual base management fee of 0.8% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager. For the first two years following the IPO, our Manager has agreed that annual other operating expenses will generally not exceed 75 basis points of ACSF’s quarter end consolidated net assets, excluding unrealized gains or losses. Our Board of Directors, a majority of whom are independent of us, provides overall supervision of our activities, and our Manager supervises our day-to-day activities.
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
Investments
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
Expenses
We do not have any employees and do not pay our officers any cash or non-cash equity compensation. We will pay, or reimburse our Manager and its affiliates, for expenses related to our operations incurred on our behalf, excluding employment-related expenses of our and our Manager's officers and any employees of American Capital or the parent company of our Manager who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. However, for the first full 24 months after the date of our IPO, our other operating expenses will be limited to an annual rate of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. For the purposes of the preceding operating expense limit, other operating expenses include both (i) our operating expenses reimbursed to our Manager and its affiliates for expenses related to our operations incurred on our behalf, and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. Subsequent to the first full 24 months after the date of our IPO, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations.
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
Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains robust, with high quality first lien and second lien transactions supporting leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for large to mid-sized borrowers. Similarly, the CLO equity pipeline also remains very healthy with a large backlog of managers raising capital for new investment vehicles.
We perform a fundamental credit analysis as we evaluate new investment opportunities and seek to invest in those opportunities that provide attractive risk-adjusted returns. Additionally, we actively manage our existing investment portfolio by investing in both the new issue and secondary loan markets as investment opportunities with better relative value present themselves. Our ability to invest in new opportunities may be constrained by our ability to raise additional equity capital, since as a BDC, subject to limited exceptions, we are generally not able to issue additional shares of our common stock at a price less than our current net asset value.
Portfolio Monitoring
We employ robust portfolio and risk management processes, which include monitoring market conditions and the performance of our investments on a daily basis. Additionally, we perform a comprehensive review and reevaluation of our investments on a quarterly basis. As part of this process, we review the investment thesis for each position, as well as financial performance, covenant compliance, other credit issues and the relative value of our positions to similar securities in the market. Positions that have deteriorated significantly from their investment thesis are placed on a list and monitored more frequently.
Portfolio and Investment Activity
As of June 30, 2014, our investment portfolio totaled $288 million and consisted of 108 Loan portfolio companies and 13 CLO equity investments that was invested 71% in first lien Loans, 12% in second lien Loans and 17% in CLO equity, measured at fair value. The portfolio had $1.3 million of unrealized appreciation as of June 30, 2014. Our Loan portfolio consisted of all floating rate investments with 99% having LIBOR floors ranging between 1.00% and 1.75%. The weighted-average LIBOR floor in our Loan portfolio was 1.04% as of June 30, 2014. The weighted-average yield at cost of our first lien Loans, second lien Loans and CLO equity investments was 4.8%, 7.9% and 11.6%, respectively, as of June 30, 2014.
During the three months ended June 30, 2014, we purchased Senior Secured Floating Rate Loans of 23 portfolio companies (20 new and 3 existing) for a total purchase price of $40.2 million with a weighted-average yield at cost of 5.8%. During the three months ended June 30, 2014, we purchased three CLO equity investments for an aggregate purchase price of $10.0 million with an average yield of 12.1%. Investment sales and repayments during the three months ended June 30, 2014 totaled $43.6 million, resulting in $0.1 million of net realized gains.
During the six months ended June 30, 2014, we purchased Senior Secured Floating Rate loans of 78 portfolio companies (61 new and 17 existing) for a total purchase price of $130.0 million with a weighted-average yield at cost of 5.5% . During the six months ended June 30, 2014, we purchased five CLO equity investments for an aggregate purchase price of $18.4 million with an average yield of 12.5%. Investment sales and repayments during the six months ended June 30, 2014 totaled $63.3 million, resulting in $0.3 million of net realized gains.
The average yield on our Loan portfolio during the three and six months ended June 30, 2014 was 5.2% and 5.2%, respectively. The average yield on our CLO investments during the three and six months ended June 30, 2014 was 13.6% and 14.0%, respectively. The decline in yield on our CLO portfolio to 11.6% at June 30, 2014 was a result of updates to the assumptions used to forecast cash flows used to calculate the effective interest yield on each CLO investment. The key assumptions that drove the change in yield related to reinvestment spreads and default rates.

The portfolio was diversified across both issuers and industries with the average exposure to an individual obligor in our Loan portfolio of $2.2 million, or 0.8% of the total portfolio, as of June 30, 2014. The CLO investments were diversified across 13 structures with 12 different collateral managers and an average position size of $3.7 million, or 1.3% of the total portfolio. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total Loans as of June 30, 2014 and December 31, 2013. The investments in CLOs are excluded from the table below:

	June 30, 2014	December 31, 2013
Health Care Providers & Services	12.1%	7.9%
Software	9.2%	11.7%
Hotels, Restaurants & Leisure	8.0%	8.4%
Media	6.3%	3.3%
Aerospace & Defense	5.7%	4.4%
Commercial Services & Supplies	5.2%	4.7%
IT Services	4.1%	4.0%
Insurance	3.1%	3.0%
Metals & Mining	2.9%	4.2%
Food & Staples Retailing	2.7%	3.6%
Pharmaceuticals	2.7%	1.5%
Diversified Consumer Services	2.3%	3.8%
Food Products	2.2%	2.5%
Independent Power and Renewable Electricity Producers	2.1%	1.2%
Machinery	2.0%	1.2%
Professional Services	2.0%	2.4%
Health Care Technology	2.0%	2.8%
Health Care Equipment & Supplies	2.0%	—%
Textiles, Apparel & Luxury Goods	1.8%	1.8%
Containers & Packaging	1.7%	1.2%
Chemicals	1.7%	4.1%
Building Products	1.7%	1.8%
Diversified Telecommunication Services	1.6%	2.3%
Oil, Gas & Consumable Fuels	1.5%	1.8%
Capital Markets	1.5%	2.1%
Transportation Infrastructure	1.3%	—%
Internet & Catalog Retail	1.3%	—%
Construction Materials	1.2%	1.8%
Construction & Engineering	1.2%	1.8%
Multiline Retail	0.4%	1.8%
Industrial Conglomerates	0.2%	1.0%
Household Durables	—%	1.8%
Specialty Retail	—%	1.8%
Other	6.3%	4.3%
Total	100.0%	100.0%

As of June 30, 2014, approximately 80% of our Loan investment portfolio, at fair value, was comprised of Loans with a facility rating by S&P of at least "B" or higher. The approximately 20% of the Loan portfolio rated below B by S&P relates predominately to the second lien Loan investments. The following chart shows the S&P facility credit rating of our Loan portfolio at fair value as of June 30, 2014:

Loan Portfolio by S&P Facility Rating
First Lien
Second Lien
0.4%
0.4%
6.3%
23.6%
48.9%
5.7%
13.9%
0.4%
0.4%
BB+
BB
BB-
B+
B
B-
CCC+
CCC
CCC-

The components and key metrics of our portfolio as of June 30, 2014 were as follows:

($ in thousands)
	Cost	Fair Market Value	Unrealized Appreciation	Asset Yield at Cost
Investment Portfolio:
First lien floating rate loans	$203,526	$204,396	$870	4.83%
Second lien floating rate loans	34,951	35,404	453	7.87%
Total Senior Secured Floating Rate Loans	238,477	239,800	1,323	5.28%
CLO equity	47,708	47,733	25	11.57%
Total Investment Portfolio	$286,185	$287,533	$1,348	6.33%

Loan Portfolio Statistics:
Number of portfolio companies	108
Number of industries	40
CLO Statistics:
Number of issuers	13
Number of collateral managers	12

Results of Operations

Operating results for the three and six months ended June 30, 2014 were as follows:

	Three Months Ended	Six Months Ended
($ in thousands except per share data)	June 30, 2014	June 30, 2014
Investment income:
First lien floating rate loans	$2,433	$4,697
Second lien floating rate loans	674	1,112
CLO equity	1,483	2,578
Total investment income	4,590	8,387
Expenses:
Interest and other debt related costs	781	1,869
Management fee	574	1,000
Other expenses (net)	278	555
Net expenses	1,633	3,424
Net investment income before tax	2,957	4,963
Income tax provision	(30)	(109)
Net investment income	2,927	4,854
Realized and unrealized gain on investments:
Net realized gain on investments	115	264
Net unrealized (depreciation) appreciation on investments	(193)	51
Income tax provision	—	(200)
Net realized and unrealized (loss) gain on investments	(78)	115
Net increase in net assets resulting from operations	$2,849	$4,969

Net investment income per share	$0.29	$0.49
Earnings per share	$0.28	$0.50

Investment Income
Investment income for the three and six months ended June 30, 2014 was $4.6 million and $8.4 million, respectively. Interest generated from Loan investments totaled $3.1 million and $5.8 million for the three and six months ended June 30, 2014, respectively. Income from the CLO investments totaled $1.5 million and $2.6 million, for the three and six months ended June 30, 2014, respectively. The average yield on our Loan portfolio during the three and six months ended June 30, 2014 was 5.2% and 5.2%, respectively. The average yield on our CLO investments during the three and six months ended June 30, 2014 was 13.6% and 14.0%, respectively.

Net Expenses
Net expenses for the three months ended June 30, 2014 were $1.6 million, primarily comprised of interest and other debt related costs of $0.8 million, management fees of $0.6 million and other general and administrative expenses. Net expenses for the six months ended June 30, 2014 were $3.4 million, primarily comprised of interest and other debt related costs of $1.9 million, management fees of $1.0 million and other general and administrative expenses.
Interest and other debt related costs incurred from January 1, 2014 until January 22, 2014 (the closing date of the IPO) primarily related to interest expense on the ACAM Facility. There was $194.7 million outstanding on the ACAM Facility until the closing of the IPO at which time the ACAM Facility was repaid in full and terminated. The weighted-average interest rate on the ACAM Facility was 5.0%.
Interest and other debt related costs incurred following the closing date of the IPO through June 30, 2014 are related to borrowings under our Credit Facility. The Credit Facility generally bears interest at a spread of 1.80% over a chosen index (which is typically one-month LIBOR). Included in other debt related costs are additional fees and expenses associated with the Credit Facility, including an unused commitment fee of 75 basis points on undrawn commitments and the amortization of debt financing costs.
For the three months ended June 30, 2014, interest expense, commitment fees and amortization of debt financing costs totaled $0.7 million, $0.02 million and $0.1 million, respectively. The average debt outstanding during the three months ended June 30, 2014 was $132.4 million with a weighted average interest rate of 2.00% and total average cost of funding, including amortization of debt financing costs and unfunded commitment fees, of 2.36%.
For the six months ended June 30, 2014, interest expense, commitment fees and amortization of debt financing costs totaled $1.6 million, $0.04 million and $0.2 million, respectively. The average debt outstanding during the six months ended June 30, 2014 was $125.8 million with a weighted average interest rate of 2.59% and total average cost of funding, including amortization of debt financing costs and unfunded commitment fees, of 2.99%.
Management fees were $0.6 million and $1.0 million for the three and six months ended June 30, 2014, respectively. The accrual for management fees commenced upon the receipt of the IPO proceeds, which occurred on January 22, 2014, and was prorated for the first quarter based on the number of days the management agreement was in effect.
Other operating expenses totaled $0.6 million for the three months ended June 30, 2014 and are comprised primarily of insurance premiums, Board of Director fees, professional fees and rent. However, as a result of the expense cap, $0.3 million of our expenses are reimbursable to us by our Manager. As a result, the net other operating expenses totaled $0.3 million for the three months ended June 30, 2014.
Other operating expenses totaled $1.1 million for the six months ended June 30, 2014 and are comprised primarily of insurance premiums, Board of Director fees, professional fees and rent. However, as a result of the expense cap, $0.5 million of our expenses are reimbursable to us by our Manager. As a result, the net other operating expenses totaled $0.6 million for the six months ended June 30, 2014.

Net Investment Income
Net investment income totaled $2.9 million and $4.9 million, or $0.29 and $0.49 per share, for the three and six months ended June 30, 2014, respectively.
Net Realized Gains / Losses
Sales and repayments of investments during the three and six months ended June 30, 2014 totaled $43.6 million and $63.3 million, respectively, and resulted in net realized gains of $0.1 million and $0.3 million, or $0.01 and $0.03 per share, respectively.
Net Unrealized Appreciation / Depreciation
As of June 30, 2014, the investment portfolio’s fair market value exceeded its cost basis by $1.3 million. The net unrealized (depreciation) appreciation on investments for the three and six months ended June 30, 2014 was $(0.2) million and $0.1 million, respectively. The net unrealized depreciation on investments for the quarter was driven by the reversal of previously recognized net unrealized appreciation of $0.3 million upon the exit or repayment of select investments. The net appreciation on the portfolio for the six months ended June 30, 2014 was primarily a result of appreciation on the portfolio purchased during the period in the primary market.
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
Financial Condition, Liquidity and Capital Resources
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
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of June 30, 2014, our net asset value was $15.12 per share and our closing market price was $14.00 per share.
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
As of June 30, 2014, we had $128.0 million in borrowings outstanding on our Credit Facility. The fair value of assets owned by ACSF Funding as of June 30, 2014 was $230.6 million and the borrowing base was $149.6 million. On a consolidated basis, as of June 30, 2014, we were leveraged at 0.85x debt to equity.
As a BDC, we are permitted to issue “senior securities”, as defined in the 1940 Act, in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2014, our asset coverage was 218%.
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
For the quarter ended June 30, 2014, our Board of Directors declared a $0.28 dividend per share. The dividend was paid on July 10, 2014 to common shareholders of record as of June 30, 2014, with an ex-dividend date of June 26, 2014. Since its January 2014 IPO, the Company has paid a total of $4.6 million in dividends, or $0.46 per share. We maintain an "opt out" dividend reinvestment and stock purchase plan for our common shareholders. As a result, if we declare a dividend, then shareholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they, or their nominees on their behalf, specifically "opt out" of the dividend reinvestment and stock purchase plan so as to receive cash dividends.
The table below details the dividends declared on our shares of common stock since the completion of our IPO:

Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.18	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.28	$2,800
As of June 30, 2014, we have undistributed taxable income of $1.4 million or $0.14 per share.
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
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our Manager's investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service and broker-dealers, and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then presented to the Investment Committee and reviewed and approved by our Audit and Compliance Committee. The valuation recommendations are then reviewed by our Board of Directors for final approval. There were no changes to our valuation techniques or the nature of the related inputs considered in the valuation process during the three and six months ended June 30, 2014.
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
The valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Our Loans are predominately valued based on evaluated prices from a nationally recognized independent pricing service approved by our Board of Directors or from third-party brokers who make markets in such debt investments. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range and dispersion of third-party estimates, frequency of pricing updates, comparison of recent trade activity for similar securities, and review for consistency with market conditions observed as of the measurement date.
There may be instances when independent or third-party pricing sources are not available, or cases where we believe that the third-party pricing sources do not provide sufficient evidence to support a market participant's view of the fair value of the debt investment being valued. These instances may result from an investment in a less liquid loan such as a middle market loan, a mezzanine loan or unitranche loan, or a loan to a company that has become financially distressed. In these instances, we may estimate the fair value based on a combination of a market yield valuation methodology and evaluated pricing discussed above, or solely based on a market yield valuation methodology. Under the market yield valuation methodology, we estimate the fair value based on a discounted cash flow technique. For these debt investments, the unobservable inputs used in the market yield valuation methodology to measure fair value reflect management's best estimate of assumptions that would be used by market participants when pricing the investment in a hypothetical transaction, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We will estimate the remaining life based on market data for the average life of similar loans. However, if we have information that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life to be used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since many loans are prepaid prior to the maturity date. The interest rate spreads used to estimate the fair value of our loans is based on current interest rate spreads of similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions of default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices.

Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount ("OID") and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2014 and December 31, 2013, we had no loans on non-accrual status.
Interest income on the CLO equity investments is recognized using the effective interest method as required by ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). At the time of purchase, we estimate the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis. Subsequent to the purchase on a quarterly basis, the estimated future cash flows are updated and a revised yield is calculated prospectively based on the current amortized cost of the investment as adjusted for credit impairments, if any.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, all of our debt investments bore interest at floating interest rates, and we expect that our investment portfolio will in the future primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. As of June 30, 2014, 99% of the debt investments in our portfolio had interest rate floors between 1.00% and 1.75%, which, in the current interest rate environment where LIBOR is below 1%, has effectively converted those floating rate debt investments to fixed rate debt investments. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor and therefore our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of June 30, 2014, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan portfolio and debt financing.

($ in thousands except per share data) Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)	Net Increase (Decrease) per share
400	$7,407	$5,120	$2,287	$0.23
300	$5,022	$3,840	$1,182	$0.12
200	$2,637	$2,560	$77	$0.01
100	$292	$1,280	$(988)	$(0.10)
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
The above sensitivity analysis does not consider the impact of rising interest rates on revenue from our CLO equity investments. The revenue recognized on our CLO equity investments is calculated using the effective interest method which incorporates a forward LIBOR curve in the projected cash flows. Any change to interest rates that is not in-line with the forward LIBOR curve used in the projections, in either the timing or magnitude of the change, will cause actual distributions to differ from the current projections and will impact the related revenue recognized from these investments. The CLO equity investments are levered structures that are collateralized primarily with first lien floating rate loans that may have LIBOR floors and levered primarily with floating rate debt that does not have a LIBOR floor. The residual cash flows available to the equity holders of the CLOs will decline as interest rates increase until interest rates surpass the LIBOR floors on the floating rate loans.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("the "Exchange Act"). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

*3.1	American Capital Senior Floating, Ltd. Articles of Amendment and Restatement, incorporated herein by reference to Exhibit 3.1 to Form 10-Q (File No. 814-01025), filed May 15, 2014.

*3.2	American Capital Senior Floating, Ltd. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to Form 10-Q (File No. 814-01025), filed May 15, 2014.

*4.1
Instruments defining the rights of holders of securities: See Article VI of our Articles of Amendment and Restatement, incorporated herein by reference to Exhibit 3.1 to Form 10-Q (File No. 814-01025), filed May 15, 2014.

*4.2
Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to Form 10-Q (File No. 814-01025), filed May 15, 2014.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	August 13, 2014	By:	/s/ JOHN R. ERICKSON
John R. Erickson Executive Vice President and Chief Financial Officer