Form 10-Q
period 2014-09-30
American Capital Senior Floating, Ltd.
filed 2014-11-13
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange     Act).    Yes  ☐    No  ☒
The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of November 12, 2014 was 10,000,100.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2014 (unaudited)	December 31, 2013
Assets:
Investments, fair value (cost of $295,158 and $198,268, respectively)	$293,888	$199,565
Cash and cash equivalents	5,254	12,493
Receivable for investments sold	5,453	5,394
Deferred financing costs	477	474
Interest receivable	522	303
Prepaid expenses and other assets	167	467
Receivable from affiliate (see note 3)	283	—
Total assets	$306,044	$218,696
Liabilities:
Secured revolving credit facility payable (see note 8)	$135,000	$—
Revolving credit facility payable (see note 8)	—	194,748
Payable for investments purchased	18,403	20,494
Dividends payable (see note 11)	2,800	—
Management fee payable (see note 3)	609	—
Interest payable (see note 8)	85	943
Taxes payable (see note 9)	10	803
Payable to affiliate (see note 3)	228	295
Other liabilities and accrued expenses	369	397
Total liabilities	157,504	217,680
Commitments and contingencies (see note 12)
Net Assets:
Common stock, par value $0.01 per share. 10,000,100 and 100 issued and outstanding, respectively. 300,000,000 and 1,000 authorized, respectively.	100	—
Paid-in capital in excess of par	149,610	1
Undistributed net investment income	593	246
Accumulated net realized loss from investments	(66)	(7)
Net unrealized (depreciation) appreciation on investments	(1,697)	776
Total net assets	148,540	1,016
Total liabilities and net assets	$306,044	$218,696
Net asset value per share	$14.85	N/A

See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Investment income:
Interest	$4,554	$12,941
Total investment income	4,554	12,941
Expenses:
Interest and commitment fee (see note 8)	689	2,364
Management fee (see note 3)	609	1,609
Insurance	136	379
Amortization of deferred financing costs	100	294
Other general and administrative expenses	430	1,296
Total expenses	1,964	5,942
Expense reimbursement (see note 3)	(283)	(837)
Net expenses	1,681	5,105
Net investment income before tax	2,873	7,836
Income tax benefit (provision)	20	(89)
Net investment income	2,893	7,747
Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on investments	(29)	235
Net unrealized depreciation on investments	(2,618)	(2,567)
Income tax provision	—	(200)
Net realized and unrealized (loss) gain on investments	(2,647)	(2,532)
Net increase in net assets resulting from operations	$246	$5,215

Net investment income per share	$0.29	$0.77
Earnings per share (see note 5)	$0.02	$0.52
Dividend declared per share	$0.28	$0.74

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(unaudited, in thousands)

Nine Months Ended
September 30, 2014
Increase in net assets resulting from operations:
Net investment income	$7,747
Net realized loss	(59)
Net unrealized depreciation on investments	(2,473)
Net increase in net assets resulting from operations	5,215

Distributions to common shareholders:
From net investment income	(7,400)

Capital transactions:
Proceeds from public offering	150,000
Offering costs	(865)
Contribution for taxes waived (see note 9)	574
Net increase in net assets from capital transactions	149,709
Net increase in net assets	147,524

Net assets:
Beginning of period	1,016
End of period	$148,540

Capital share activity:
Shares issued in public offering	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

Nine Months Ended
September 30, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$5,215
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gain on investments	(235)
Net change in unrealized depreciation on investments	2,567
Accretion of CLO interest income	(3,946)
Net amortization of premium/discount on loans	3
Amortization of deferred financing costs	294
Purchase of investments	(208,923)
Proceeds from dispositions of investments	116,211
Increase in receivable for investments sold	(59)
Decrease in payable for investments purchased	(2,091)
Increase in receivable from affiliate	(283)
Increase in interest receivable	(219)
Decrease in prepaid expenses and other assets	300
Decrease in interest payable	(858)
Decrease in other liabilities and accrued expenses	(28)
Decrease in payable to affiliate	(67)
Increase in management fee payable	609
Decrease in taxes payable	(219)
Net cash used in operating activities	(91,729)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	150,000
Offering costs from the issuance of common stock	(865)
Dividends paid	(4,600)
Proceeds from debt	184,400
Payments on debt	(244,148)
Deferred financing costs paid	(297)
Net cash provided by financing activities	84,490
Net decrease in cash and cash equivalents	(7,239)
Cash and cash equivalents at beginning of period	12,493
Cash and cash equivalents at end of period	$5,254
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$3,222
Cash paid for income taxes	$517
Supplemental disclosure of non-cash financing activity:
Contribution for taxes waived	$574

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans — 142.4% of net assets
24 Hour Fitness Worldwide, Inc. (7)	5/28/2021	4.75%	L+3.75	Hotels, Restaurants & Leisure	$2,693	$2,684	$2,683
Accellent Inc. (7)	3/12/2021	4.50%	L+3.50	Health Care Equipment & Supplies	1,990	1,990	1,958
Acosta Holdco, Inc. (5), (7)	9/24/2021	5.00%	L+4.00	Media	2,500	2,481	2,500
Aegis Toxicology Sciences Corporation (7)	2/24/2021	5.50%	L+4.50	Health Care Providers & Services	1,662	1,652	1,662
Albertson's LLC (7)	8/25/2021	4.50%	L+4.50	Food & Staples Retailing	1,000	985	997
American Tire Distributors, Inc. (7)	6/1/2018	5.75%	L+4.75	Distributors	1,493	1,493	1,495
AmWINS Group, LLC (7)	9/6/2019	5.00%	L+3.75	Insurance	2,972	2,988	2,974
Aquilex LLC (7)	12/31/2020	5.00%	L+4.00	Commercial Services & Supplies	1,985	1,981	1,972
ARG IH Corporation (7)	11/16/2020	4.75%	L+3.75	Hotels, Restaurants & Leisure	2,481	2,492	2,483
Armor Holding II LLC (7)	6/26/2020	5.75%	L+4.50	Diversified Financial Services	1,335	1,351	1,331
Ascend Learning, LLC (7)	7/31/2019	6.00%	L+5.00	Diversified Consumer Services	595	593	599
Ascensus, Inc. (7)	12/2/2019	5.00%	L+4.00	Commercial Services & Supplies	992	988	997
Aspen Dental Management, Inc. (7)	10/6/2016	7.00%	L+5.50	Health Care Providers & Services	990	983	989
Asurion, LLC (7)	5/24/2019	5.00%	L+3.75	Commercial Services & Supplies	1,985	1,987	1,978
Atlantic Power Limited Partnership (3), (7)	2/24/2021	4.75%	L+3.75	Independent Power and Renewable Electricity Producers	1,843	1,834	1,830
BJ's Wholesale Club, Inc. (7)	9/26/2019	4.50%	L+3.50	Food & Staples Retailing	1,489	1,490	1,469
Blackboard Inc. (7)	10/4/2018	4.75%	L+3.75	Software	4,466	4,468	4,442
BWAY Intermediate Company, Inc (7)	8/14/2020	5.50%	L+4.50	Containers & Packaging	2,992	2,963	2,994
Calceus Acquisition, Inc. (7)	1/31/2020	5.00%	L+4.00	Textiles, Apparel & Luxury Goods	2,970	2,983	2,930
Camp International Holding Company (7)	5/31/2019	4.75%	L+3.75	Transportation Infrastructure	1,985	2,013	1,986
Caraustar Industries, Inc. (7)	5/1/2019	7.50%	L+6.25	Containers & Packaging	744	738	749
Carecore National, LLC (7)	3/5/2021	5.50%	L+4.50	Health Care Providers & Services	2,073	2,072	2,066
CCM Merger Inc. (7)	8/6/2021	4.50%	L+3.50	Hotels, Restaurants & Leisure	980	972	972
CDRH Parent, Inc. (7)	7/1/2021	5.25%	L+4.25	Health Care Providers & Services	1,500	1,504	1,492
Centerplate, Inc. (7)	11/26/2019	4.75%	L+3.75	Hotels, Restaurants & Leisure	1,990	1,981	1,992
Charter Communications Operating, LLC (3), (5), (7)	9/10/2021	4.25%	L+3.50	Media	1,250	1,244	1,248
Checkout Holding Corp. (7)	4/9/2021	4.50%	L+3.50	Media	2,494	2,492	2,433
CityCenter Holdings, LLC (7)	10/16/2020	4.25%	L+3.25	Hotels, Restaurants & Leisure	1,819	1,831	1,804

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 142.4% of net assets
Connolly, LLC (7)	5/14/2021	5.00%	L+4.00	Professional Services	$1,496	$1,482	$1,494
CPG International Inc. (7)	9/30/2020	4.75%	L+3.75	Building Products	2,965	2,966	2,958
CPI Buyer, LLC (7)	8/16/2021	5.50%	L+4.50	Trading Companies & Distributors	1,000	985	990
CT Technologies Intermediate Holdings, Inc. (7)	10/4/2019	5.25%	L+4.00	Health Care Technology	2,481	2,492	2,475
DAE Aviation Holdings, Inc. (7)	11/2/2018	5.00%	L+4.00	Aerospace & Defense	1,365	1,380	1,372
Datapipe, Inc. (7)	3/15/2019	5.25%	L+4.25	IT Services	941	948	922
Dave & Buster's, Inc. (7)	7/24/2020	4.50%	L+3.50	Hotels, Restaurants & Leisure	1,000	998	994
Deltek, Inc. (7)	10/10/2018	4.50%	L+3.50	Software	2,970	2,979	2,958
Dole Food Company, Inc. (7)	11/1/2018	4.50%	L+3.50	Food Products	3,672	3,664	3,643
DPX Holdings B.V. (3), (7)	3/11/2021	4.25%	L+3.25	Life Sciences Tools & Services	1,995	1,990	1,954
Duff & Phelps Corporation (7)	4/23/2020	4.50%	L+3.50	Capital Markets	3,465	3,467	3,453
DynCorp International Inc. (7)	7/7/2016	6.25%	L+4.50	Aerospace & Defense	1,689	1,698	1,682
Electrical Components International, Inc. (7)	5/28/2021	5.75%	L+4.75	Electrical Equipment	1,995	2,000	2,009
Emerald Expositions Holding, Inc. (7)	6/17/2020	4.75%	L+3.75	Media	2,851	2,876	2,835
Evergreen Acqco 1 LP (7)	7/9/2019	5.00%	L+3.75	Multiline Retail	2,000	2,007	1,975
EWT Holdings III Corp. (7)	1/15/2021	4.75%	L+3.75	Machinery	992	988	983
Exgen Renewables I, LLC (7)	2/6/2021	5.25%	L+4.25	Independent Power and Renewable Electricity Producers	1,487	1,493	1,502
Expro Finservices S.à r.l. (3), (5), (7)	9/2/2021	5.75%	L+4.75	Energy Equipment & Services	2,000	1,970	1,994
Fairmount Minerals, Ltd. (7)	9/5/2019	4.50%	L+3.50	Metals & Mining	2,970	2,986	2,971
Fitness International, LLC (7)	7/1/2020	5.50%	L+4.50	Hotels, Restaurants & Leisure	1,795	1,778	1,782
Global Tel*Link Corporation (7)	5/22/2020	5.00%	L+3.75	Diversified Telecommunication Services	1,835	1,802	1,823
Great Wolf Resorts, Inc. (7)	8/6/2020	4.25%	L+3.25	Hotels, Restaurants & Leisure	2,970	2,977	2,944
Greeneden U.S. Holdings II, LLC (7)	11/13/2020	4.50%	L+3.50	Software	1,985	1,976	1,981
HGIM Corp. (7)	6/18/2020	5.50%	L+4.50	Marine	1,485	1,490	1,465
Hyland Software, Inc. (7)	2/19/2021	4.75%	L+3.75	Software	1,358	1,352	1,357
Ikaria, Inc. (7)	2/12/2021	5.00%	L+4.00	Health Care Providers & Services	2,510	2,516	2,511
Immucor, Inc. (7)	8/17/2018	5.00%	L+3.75	Health Care Equipment & Supplies	997	1,006	992
Indra Holdings Corp. (7)	4/30/2021	5.25%	L+4.25	Textiles, Apparel & Luxury Goods	1,247	1,235	1,247
Information Resources, Inc. (7)	9/30/2020	4.75%	L+3.75	Professional Services	1,980	1,993	1,984
Inmar, Inc. (7)	1/27/2021	4.25%	L+3.25	Commercial Services & Supplies	1,995	1,977	1,965
Interactive Data Corporation (7)	4/30/2021	4.75%	L+3.75	Media	1,995	2,017	1,989
Ion Media Networks, Inc. (7)	12/18/2020	5.00%	L+4.00	Media	1,985	2,008	1,978
J.C. Penney Corporation, Inc. (3), (7)	6/20/2019	5.00%	L+4.00	Multiline Retail	1,500	1,497	1,491
Jazz Acquisition, Inc. (5), (7)	6/18/2021	4.50%	L+3.50	Aerospace & Defense	2,000	2,005	1,989
Key Safety Systems, Inc. (5), (7)	8/29/2021	4.75%	L+3.75	Auto Components	1,500	1,493	1,498

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 142.4% of net assets
La Frontera Generation, LLC (7)	9/30/2020	4.50%	L+3.50	Independent Power and Renewable Electricity Producers	$1,845	$1,856	$1,826
Landmark Aviation FBO Canada, Inc. (3), (5), (7)	10/25/2019	4.75%	L+3.75	Aerospace & Defense	76	77	76
Landslide Holdings, Inc. (7)	2/25/2020	5.00%	L+4.00	Software	995	990	994
Learning Care Group (US) No. 2 Inc. (7)	5/5/2021	5.50%	L+4.50	Diversified Consumer Services	1,029	1,024	1,031
Leonardo Acquisition Corp. (7)	1/29/2021	4.25%	L+3.25	Internet & Catalog Retail	2,985	2,997	2,948
LM U.S. Member LLC (5), (7)	10/25/2019	4.75%	L+3.75	Aerospace & Defense	1,924	1,933	1,918
Metaldyne, LLC (7)	12/18/2018	4.25%	L+3.25	Auto Components	1,961	1,961	1,957
Millennium Health, LLC (7)	4/16/2021	5.25%	L+4.25	Health Care Providers & Services	2,444	2,421	2,441
Mitchell International, Inc. (7)	10/13/2020	4.50%	L+3.50	Software	2,977	2,993	2,955
Murray Energy Corporation (7)	12/5/2019	5.25%	L+4.25	Oil, Gas & Consumable Fuels	2,985	2,972	2,984
National Financial Partners Corp. (7)	7/1/2020	4.50%	L+3.50	Insurance	2,497	2,515	2,480
Onex Carestream Finance LP (7)	6/7/2019	5.00%	L+4.00	Health Care Equipment & Supplies	1,883	1,890	1,883
Opal Acquisition, Inc. (7)	11/27/2020	5.00%	L+4.00	Health Care Providers & Services	2,977	2,955	2,976
Ortho-Clinical Diagnostics S.A. (3), (7)	6/30/2021	4.75%	L+3.75	Health Care Providers & Services	1,995	1,992	1,974
OSG BULK SHIPS, INC. (3), (7)	8/5/2019	5.25%	L+4.25	Oil, Gas & Consumable Fuels	1,496	1,482	1,491
OSG International, Inc. (3), (7)	8/5/2019	5.75%	L+4.75	Oil, Gas & Consumable Fuels	1,496	1,482	1,492
P2 Lower Acquisition, LLC (7)	10/22/2020	5.50%	L+4.50	Health Care Providers & Services	2,184	2,176	2,191
PharMEDium Healthcare Corporation (7)	1/28/2021	4.25%	L+3.25	Pharmaceuticals	2,425	2,439	2,383
Phillips-Medisize Corporation (7)	6/16/2021	4.75%	L+3.75	Health Care Equipment & Supplies	1,224	1,222	1,221
PRA Holdings, Inc. (7)	9/23/2020	4.50%	L+3.50	Life Sciences Tools & Services	1,980	1,980	1,967
Quikrete Holdings, Inc. (7)	9/28/2020	4.00%	L+3.00	Construction Materials	2,856	2,868	2,827
RCHP, Inc. (7)	4/23/2019	6.00%	L+5.00	Health Care Providers & Services	1,995	1,977	2,001
Red Lobster Management LLC (7)	7/28/2021	6.25%	L+5.25	Hotels, Restaurants & Leisure	1,000	980	1,000
Renaissance Learning, Inc. (7)	4/9/2021	4.50%	L+3.50	Software	1,990	1,988	1,954
RGIS Services, LLC (7)	10/18/2017	5.50%	L+4.25	Commercial Services & Supplies	2,970	2,954	2,932
Scientific Games International Inc. (3), (5), (7)	9/17/2021	6.00%	L+5.00	Hotels, Restaurants & Leisure	2,000	1,980	1,964
Sears Roebuck Acceptance Corp. (3), (5), (7)	6/29/2018	5.50%	L+4.50	Multiline Retail	1,000	983	976
Securus Technologies Holdings, Inc. (7)	4/30/2020	4.75%	L+3.50	Diversified Telecommunication Services	1,909	1,882	1,894
The SI Organization, Inc. (7), (8)	11/22/2019	5.75%	L+4.75	Aerospace & Defense	2,202	2,179	2,217
Southcross Energy Partners, L.P. (3), (7)	8/4/2021	5.25%	L+4.25	Oil, Gas & Consumable Fuels	997	993	998
Spin Holdco Inc. (7)	11/14/2019	4.25%	L+3.25	Diversified Consumer Services	2,978	2,979	2,931

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 142.4% of net assets
Standard Aero Limited (3), (7)	11/2/2018	5.00%	L+4.00	Aerospace & Defense	$619	$626	$622
STHI Holding Corp. (7)	8/6/2021	4.50%	L+3.50	Life Sciences Tools & Services	2,000	1,990	1,986
STS Operating, Inc. (7)	2/12/2021	4.75%	L+3.75	Trading Companies & Distributors	1,990	2,002	1,983
Surgery Center Holdings, Inc. (5), (6), (7)	7/24/2020	5.25%	L+4.25	Health Care Providers & Services	2,000	1,990	1,997
Thermasys Corp. (7)	5/3/2019	5.25%	L+4.00	Machinery	1,851	1,855	1,848
TMS International Corp. (7)	10/16/2020	4.50%	L+3.50	Metals & Mining	2,978	2,984	2,979
TPF II LC, LLC (5), (6), (7)	9/29/2021	5.50%	L+4.50	Independent Power and Renewable Electricity Producers	1,000	993	999
Travelport Finance (Luxembourg) S.à r.l. (3), (7)	9/2/2021	6.00%	L+5.00	Internet Software & Services	2,000	1,975	2,001
Turbocombustor Technology, Inc. (7)	12/2/2020	5.50%	L+4.50	Aerospace & Defense	3,474	3,443	3,485
USI, Inc. (7)	12/27/2019	4.25%	L+3.25	Insurance	1,980	1,997	1,948
USIC Holdings, Inc. (7)	7/10/2020	4.00%	L+3.00	Construction & Engineering	1,474	1,480	1,446
Vitera Healthcare Solutions, LLC (7)	11/4/2020	6.00%	L+5.00	Health Care Technology	2,233	2,217	2,230
WideOpenWest Finance, LLC (7)	4/1/2019	4.75%	L+3.75	Media	2,982	3,010	2,977
WP CPP Holdings, LLC (7)	12/27/2019	4.75%	L+3.75	Aerospace & Defense	2,970	2,963	2,958
Total First Lien Floating Rate Loans					$212,565	$212,369	$211,526
Second Lien Floating Rate Loans — 21.5% of net assets
Accellent Inc. (7)	3/11/2022	7.50%	L+6.50	Health Care Equipment & Supplies	$1,500	$1,496	$1,454
Advantage Sales & Marketing Inc. (7)	7/25/2022	7.50%	L+6.50	Professional Services	1,000	993	988
Ameriforge Group Inc.	12/21/2020	8.75%	L+7.50	Energy Equipment & Services	500	500	507
Applied Systems, Inc.	1/24/2022	7.50%	L+6.50	Software	1,000	993	1,001
Asurion, LLC (7)	3/3/2021	8.50%	L+7.50	Commercial Services & Supplies	1,000	986	1,014
BJ's Wholesale Club, Inc. (7)	3/26/2020	8.50%	L+7.50	Food & Staples Retailing	2,000	1,991	2,018
Camp International Holding Company	11/29/2019	8.25%	L+7.25	Transportation Infrastructure	1,000	1,000	1,011
Checkout Holding Corp. (7)	4/11/2022	7.75%	L+6.75	Media	1,000	1,003	963
Connolly, LLC (7)	5/13/2022	8.00%	L+7.00	Professional Services	1,250	1,238	1,252
Del Monte Foods, Inc. (3), (7)	8/18/2021	8.25%	L+7.25	Food Products	1,500	1,499	1,370
Drew Marine Group Inc.	5/19/2021	8.00%	L+7.00	Chemicals	1,000	998	1,005
EWT Holdings III Corp.	1/15/2022	8.50%	L+7.50	Machinery	1,000	995	995
Filtration Group Corporation (7)	11/22/2021	8.25%	L+7.25	Industrial Conglomerates	500	495	502
IBC Capital I Limited (3), (7)	11/15/2022	8.00%	L+7.00	Containers & Packaging	500	496	501
Ikaria, Inc. (7)	2/14/2022	8.75%	L+7.75	Health Care Providers & Services	1,000	1,012	1,015
Inmar, Inc. (7)	1/27/2022	8.00%	L+7.00	Commercial Services & Supplies	1,500	1,486	1,492
Jazz Acquisition, Inc. (5), (7)	6/19/2022	7.75%	L+6.75	Aerospace & Defense	1,250	1,256	1,245
Jonah Energy LLC (7)	5/12/2021	7.50%	L+6.50	Oil, Gas & Consumable Fuels	500	493	496

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2014
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Landslide Holdings, Inc.	2/25/2021	8.25%	L+7.25	Software	$1,000	$993	$990
P2 Lower Acquisition, LLC	10/22/2021	9.50%	L+8.50	Health Care Providers & Services	500	498	500
Performance Food Group, Inc. (7)	11/14/2019	6.25%	L+5.25	Food & Staples Retailing	2,970	2,954	2,966
Prescrix, Inc. (3), (7)	5/2/2022	8.00%	L+7.00	Containers & Packaging	1,333	1,321	1,332
Road Infrastructure Investment, LLC (7)	9/30/2021	7.75%	L+6.75	Chemicals	2,000	2,009	1,944
Sedgwick Claims Management Services, Inc. (7)	2/28/2022	6.75%	L+5.75	Insurance	2,000	1,991	1,959
Solenis International, L.P. (7)	7/31/2022	7.75%	L+6.75	Chemicals	500	498	488
TWCC Holding Corp. (7)	6/26/2020	7.00%	L+6.00	Media	2,000	1,991	1,965
WP CPP Holdings, LLC (7)	4/30/2021	8.75%	L+7.75	Aerospace & Defense	1,000	1,023	1,004
Total Second Lien Floating Rate Loans					$32,303	$32,208	$31,977
CLO Equity — 33.9% of net assets
Apidos CLO XIV, Income Notes (3), (4)	4/15/2025				$5,900	$5,476	$5,746
Ares XXIX CLO Ltd., Subordinated Notes (3), (4)	4/17/2026				4,750	4,595	4,567
Blue Hill CLO, Ltd., Subordinated Notes (3), (4)	1/15/2026				5,400	4,810	4,902
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4)	1/15/2026				100	99	97
Carlyle Global Market Strategies CLO 2013-3, Subordinated Notes (3), (4)	7/15/2025				2,750	2,175	2,431
Cent CLO 18 Limited, Subordinated Notes (3), (4)	7/23/2025				4,675	4,126	4,210
Cent CLO 19 Limited, Subordinated Notes (3), (4)	10/29/2025				2,750	2,469	2,451
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4)	4/18/2026				5,250	4,770	4,392
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4)	11/17/2025				2,750	2,455	2,370
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4)	4/18/2026				3,750	3,621	3,693
Magnetite VIII, Limited, Subordinated Notes (3), (4)	4/15/2026				3,000	3,035	2,891
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4)	10/15/2025				3,410	2,914	2,831
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4)	1/15/2024				5,500	4,693	4,612
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4)	8/12/2026				2,500	2,412	2,377
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4)	4/18/2026				3,000	2,931	2,815
Total CLO Equity					$55,485	$50,581	$50,385
Total Non-Control/Non-Affiliate Investments — 197.8% of net assets					$300,353	$295,158	$293,888
Liabilities in Excess of Other Assets — (97.8%)							(145,348)
Net Assets — 100.0%							$148,540

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate ("PRIME" or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2014.

(2)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2014
(unaudited, in thousands)

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

(5)	All or a portion of this position has not settled as of September 30, 2014.

(6)	Denotes a "when issued" security that was scheduled to close after September 30, 2014.

(7)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(8)	Includes $(3) of cost and $2 of fair value for an unfunded obligation of $292 par.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued)
Great Wolf Resorts, Inc.	8/6/2020	4.50%	L+3.50	Hotels, Restaurants & Leisure	$2,992	$3,000	$3,013
Greeneden U.S. Holdings II, LLC (7)	11/13/2020	4.50%	L+3.50	Software	667	657	674
HGIM Corp.	6/18/2020	5.50%	L+4.50	Marine	1,496	1,502	1,512
Information Resources, Inc.	9/30/2020	4.75%	L+3.75	Professional Services	1,995	2,010	2,009
Intrawest Operations Group, LLC (5)	12/9/2020	5.50%	L+4.50	Hotels, Restaurants & Leisure	2,200	2,182	2,227
Metaldyne, LLC	12/18/2018	5.00%	L+3.75	Auto Components	1,995	1,995	2,021
Mitchell International, Inc.	10/12/2020	4.50%	L+3.50	IT Services	2,000	2,005	2,016
Murray Energy Corporation	12/5/2019	5.25%	L+4.25	Oil, Gas & Consumable Fuels	3,000	2,985	3,036
The Neiman Marcus Group LTD, Inc.	10/25/2020	5.00%	L+4.00	Multiline Retail	3,000	3,003	3,042
North American Lifting Holdings, Inc.	11/27/2020	5.50%	L+4.50	Commercial Services & Supplies	2,000	1,960	1,990
Opal Acquisition, Inc. (5)	11/27/2020	5.00%	L+4.00	Health Care Providers & Services	3,000	2,975	3,007
Oxbow Carbon, LLC	7/19/2019	4.25%	L+3.25	Metals & Mining	987	995	994
P2 Lower Acquisition, LLC	10/22/2020	5.50%	L+4.50	Health Care Providers & Services	2,423	2,414	2,436
Party City Holdings, Inc.	7/27/2019	4.25%	L+3.25	Specialty Retail	2,992	3,004	3,010
PRA Holdings, Inc.	9/23/2020	5.00%	L+4.00	Life Sciences Tools & Services	1,995	1,995	2,004
Quikrete Holdings, Inc.	9/26/2020	4.00%	L+3.00	Construction Materials	2,993	3,007	3,011
Ranpak Corp.	4/23/2019	4.50%	L+3.25	Containers & Packaging	1,957	1,966	1,979
Raven Power Finance, LLC	12/19/2020	5.25%	L+4.25	Independent Power and Renewable Electricity Producers	2,000	1,980	2,005
Renaissance Learning, Inc.	11/16/2020	5.00%	L+4.00	Software	3,990	3,951	4,020
RGIS Services, LLC	10/18/2017	5.50%	L+4.25	Commercial Services & Supplies	2,992	2,974	2,961
Sabre, Inc.	2/19/2019	5.25%	L+4.00	Software	1,995	2,017	2,013
Securus Technologies Holdings, Inc.	4/30/2020	4.75%	L+3.50	Diversified Telecommunication Services	1,924	1,893	1,907
Spin Holdco Inc. (5), (6)	11/14/2019	4.25%	L+3.25	Diversified Consumer Services	3,000	3,001	3,026
Station Casinos LLC (5)	3/2/2020	5.00%	L+4.00	Hotels, Restaurants & Leisure	2,992	3,019	3,030
TMS International Corp.	10/16/2020	4.50%	L+3.50	Metals & Mining	3,000	3,007	3,029
TransFirst Holdings, Inc.	12/27/2017	5.75%	L+3.50	IT Services	2,835	2,849	2,844
TriNet HR Corporation	8/20/2020	5.00%	L+4.00	Professional Services	1,995	1,985	2,015
Turbocombustor Technology, Inc.	12/2/2020	5.50%	L+4.50	Aerospace & Defense	3,500	3,465	3,491
USI, Inc.	12/27/2019	4.25%	L+3.25	Insurance	1,995	2,015	2,007
USIC Holdings, Inc.	7/10/2020	4.75%	L+3.75	Construction & Engineering	2,993	3,007	3,015
Vitera Healthcare Solutions, LLC	11/4/2020	6.00%	L+5.00	Health Care Technology	2,250	2,232	2,250
WASH MultiFamily Laundry Systems, LLC	2/21/2019	4.50%	L+3.50	Diversified Consumer Services	3,491	3,494	3,500

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
World Kitchen, LLC	3/4/2019	5.50%	L+4.25	Household Durables	$2,992	$2,977	$3,030
WP CPP Holdings, LLC	12/28/2019	4.75%	L+3.75	Aerospace & Defense	2,992	2,985	3,022
WTG Holdings III Corp. (5), (6)	1/15/2021	4.75%	L+3.75	Machinery	1,000	995	1,007
Total First Lien Floating Rate Loans					$153,240	$153,141	$154,207
Second Lien Floating Rate Loans
Ameriforge Group, Inc. (5)	12/21/2020	8.75%	L+7.50	Energy Equipment & Services	$500	$500	$511
BJ's Wholesale Club, Inc.	3/26/2020	8.50%	L+7.50	Food & Staples Retailing	2,000	1,990	2,045
Camp International Holding Company	11/29/2019	8.25%	L+7.25	Transportation Infrastructure	1,000	1,000	1,022
Chromaflo Technologies Corporation (Chromaflo Technologies Finance B.V.) (3)	6/2/2020	8.25%	L+7.25	Chemicals	1,000	995	1,010
Del Monte Foods, Inc. (3), (5), (6)	7/26/2021	8.25%	L+7.25	Food Products	1,000	990	1,012
Drew Marine Group, Inc.	5/19/2021	8.00%	L+7.00	Chemicals	2,000	1,995	2,015
Filtration Group Corporation	11/22/2021	8.25%	L+7.25	Industrial Conglomerates	500	495	512
Performance Food Group, Inc.	11/14/2019	6.25%	L+5.25	Food & Staples Retailing	2,993	2,974	3,015
Sheridan Holdings, Inc.	12/20/2021	8.25%	L+7.25	Health Care Providers & Services	2,000	1,990	2,019
WP CPP Holdings, LLC (5)	4/30/2021	8.75%	L+7.75	Aerospace & Defense	1,000	1,025	1,020
WTG Holdings III Corp. (5), (6)	1/15/2022	8.50%	L+7.50	Machinery	1,000	995	1,005
Total Second Lien Floating Rate Loans					$14,993	$14,949	$15,186
CLO Equity
Apidos CLO XIV, Income Notes (3), (4)	4/15/2025				$4,400	$4,440	$4,442
Blue Hill CLO, Ltd., Subordinated Notes (3), (4)	1/15/2026				5,400	4,854	4,930
Blue Hill CLO, Ltd. Subordinated Fee Notes (3), (4)	1/15/2026				100	108	110
Cent CLO 18 Limited, Subordinated Notes (3), (4)	7/23/2025				4,675	4,675	4,709
Cent CLO 19 Limited, Subordinated Notes (3), (4)	10/29/2025				2,750	2,524	2,476
Carlyle Global Market Strategies CLO 2013-3, Subordinated Notes (3),(4)	7/15/2025				2,750	2,699	2,839
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4)	11/17/2025				2,750	2,511	2,466
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4)	10/15/2025				3,410	3,112	3,047
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4)	1/15/2024				5,500	5,255	5,153
Total CLO Equity					$31,735	$30,178	$30,172
Total Non-Control/Non-Affiliate Investments					$199,968	$198,268	$199,565
Liabilities in Excess of Other Assets							(198,549)
Net Assets							$1,016

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
SEPTEMBER 30, 2014
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
Investment Objective
Our investment objective is to provide attractive, risk-adjusted returns over the long-term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans to large U.S. based companies (collectively, "Senior Secured Floating Rate Loans" or "Loans") which are commonly referred to as leveraged loans. We also invest opportunistically in equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by Loans and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Loan positions previously held by us.
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
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

Investment Classification
As required by the 1940 Act, investments are classified by level of control. "Control Investments" are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. "Affiliate Investments" are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. "Non-Control/Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments.
Generally, under the 1940 Act, we are deemed to control a company in which we have invested if we own more than 25% of the voting securities of such company. We are deemed to be an affiliate of a company if we own 5% or more of the voting securities of such company.
As of September 30, 2014 and December 31, 2013, all of our investments were Non-Control/Non-Affiliate investments.
Fair Value Measurements
We value our investments in accordance with the 1940 Act and ASC Topic 820, Fair Value Measurements and Disclosures, ("ASC 820") as determined in good faith by our Board of Directors. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the investments to be different than the valuations currently assigned.
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our Manager's investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service and broker-dealers, and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then presented to the Investment Committee and reviewed and approved by our Audit and Compliance Committee. The valuation recommendations are then reviewed by our Board of Directors for final approval. There were no changes to our valuation techniques or the nature of the related inputs considered in the valuation process during the three and nine months ended September 30, 2014.
Securities Transactions
Securities transactions are recorded on the trade date. Cost is determined based on consideration given, and the unrealized gains or losses on investment securities represent the changes in fair values as determined in compliance with the valuation policy. Realized gains and losses from the disposition of securities are recorded on the basis of weighted-average cost.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount ("OID") and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2014 and December 31, 2013, we had no loans on non-accrual status.
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
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

controlled operating company whose business consists primarily of providing services to us. Accordingly, we have consolidated the results of ACSF Funding in our consolidated financial statements.
Dividends to Common Shareholders
Dividends and distributions to common shareholders are recorded on the ex-dividend date.
Note 3. Agreements
Management Agreement
We have entered into a management agreement with our Manager effective as of the date of the closing of our IPO. Under the management agreement, our Manager has agreed to provide investment advisory services to us, in addition to providing personnel, facilities and additional services necessary for our operations. Unless terminated earlier, the management agreement will continue to be in effect for a period of two years. It will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case if also approved by a majority of our directors who are not "Interested Persons" as defined under the 1940 Act.
Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.8% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined by GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. The management fee is prorated for any partial period and totaled $609 and $1,609 for the three and nine months ended September 30, 2014, respectively.
Since our Manager has no employees, it has entered into an administrative agreement with both its parent and American Capital pursuant to which our Manager will be provided with personnel, services and resources necessary for our Manager to perform its obligations under the management agreement.
We have also agreed to reimburse our Manager and its affiliates for certain expenses related to operations incurred on our behalf, excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or its affiliates who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. In addition, our Manager or one of its affiliates may pay for or incur certain expenses and then allocate these expenses to ACSF. For the three and nine months ended September 30, 2014, we recognized $194 and $704, respectively, of expenses that are reimbursable to our Manager and its affiliates.
For the first full 24 months after the date of our IPO, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf, and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes, and accrued costs and fees related to actual, pending, or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this operating expense limit, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the limit described above. Subsequent to the first full 24 months after the date of our IPO, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations. For the three and nine months ended September 30, 2014, our Manager was responsible for $283 and $837, respectively, of operating expenses as a result of the expense cap.
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
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

Tax Sharing Agreement
For the period prior to the IPO, during which we were treated as a taxable C corporation for tax purposes, we had a tax sharing agreement with American Capital and other members of its consolidated tax group, under which such members bore their full share of their individual tax obligation and members were compensated for their losses and other tax benefits that were able to be used by other members of the consolidated tax group based on their pro-forma stand-alone federal income tax return.
Note 4. Net Asset Value Per Share
At September 30, 2014, our total net assets and net asset value per share were $148,540 and $14.85, respectively. Net asset value per share at December 31, 2013 is not considered meaningful and has been marked "N/A" in the consolidated financial statements.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Numerator—net increase in net assets resulting from operations	$246	$5,215
Denominator—weighted average shares (1)	10,000,100	10,000,100
Earnings per share	$0.02	$0.52

(1)	Assumes the 10,000,000 common shares issued in our IPO on January 22, 2014 were issued on January 1, 2014.
Note 6. Investments
Our investments primarily focus on Senior Secured Floating Rate Loans and opportunistic investments in equity tranches of CLOs. Our investments in Senior Secured Floating Rate Loans are typically arranged by a syndicate of investment or commercial banks who syndicate loans to third-party investors. Investors may seek to buy and sell Senior Secured Floating Rate Loans through both primary and secondary markets. During the three months ended September 30, 2014, we purchased Senior Secured Floating Rate Loans of 34 new and 5 existing portfolio companies for a total purchase price of $56,655. During the nine months ended September 30, 2014, we purchased Senior Secured Floating Rate Loans of 94 new and 17 existing portfolio companies for a total purchase price of $186,658. During the three months ended September 30, 2014, we purchased one new and one existing CLO equity investment for an aggregate purchase price of $3,845. During the nine months ended September 30, 2014, we purchased six new and one existing CLO equity investments for an aggregate purchase price of $22,265. Investment sales and repayments during the three and nine months ended September 30, 2014 totaled $52,861 and $116,211, respectively. We may, from time to time, transact in purchases or sales of securities with affiliates of our Manager at fair market value on trade date. During the three and nine months ended September 30, 2014, total proceeds from sales to affiliates were $5,462 and $20,521, respectively.
As of September 30, 2014, our investments consisted of the following:

	Cost	Fair Value
First lien floating rate loans	$212,369	$211,526
Second lien floating rate loans	32,208	31,977
CLO equity	50,581	50,385
Total Investments	$295,158	$293,888
As of September 30, 2014, our portfolio consisted of 136 portfolio companies, including 122 Loan portfolio companies and 14 CLO equity investments.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2014
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

We use the Global Industry Classification Standards (“GICS®”) for classifying the industry groupings of our Loan investments. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total Loans as of September 30, 2014 and December 31, 2013. The investments in CLOs are excluded from the table below:

	September 30, 2014	December 31, 2013
Health Care Providers & Services	9.8%	7.9%
Media	7.8%	3.3%
Software	7.7%	11.7%
Hotels, Restaurants & Leisure	7.6%	8.4%
Aerospace & Defense	7.6%	4.4%
Commercial Services & Supplies	5.1%	4.7%
Insurance	3.8%	3.0%
Health Care Equipment & Supplies	3.1%	—%
Oil, Gas & Consumable Fuels	3.1%	1.8%
Food & Staples Retailing	3.1%	3.6%
Independent Power and Renewable Electricity Producers	2.5%	1.2%
Metals & Mining	2.4%	4.2%
Life Science Tools & Services	2.4%	1.2%
Professional Services	2.3%	2.4%
Containers & Packaging	2.3%	1.2%
Food Products	2.1%	2.5%
Health Care Technology	1.9%	2.8%
Diversified Consumer Services	1.9%	3.8%
Multiline Retail	1.8%	1.8%
Textiles, Apparel & Luxury Goods	1.7%	1.8%
Machinery	1.6%	1.2%
Diversified Telecommunication Services	1.5%	2.3%
Auto Components	1.4%	1.2%
Capital Markets	1.4%	2.1%
Chemicals	1.4%	4.1%
Transportation Infrastructure	1.2%	0.6%
Trading Companies & Distributors	1.2%	—%
Building Products	1.2%	1.8%
Internet & Catalog Retail	1.2%	—%
Construction Materials	1.2%	1.8%
Pharmaceuticals	1.0%	1.5%
Construction & Engineering	0.6%	1.8%
IT Services	0.4%	4.0%
Household Durables	—%	1.8%
Specialty Retail	—%	1.8%
Other	4.7%	2.3%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

Note 7. Fair Value
We value our investments at fair value in accordance with ASC 820, which defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the investments to be different than the valuations currently assigned.
ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings. When available, we determine the fair value of our investments using unadjusted quoted prices from active markets. Where inputs for an asset or liability fall into more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment's fair value measurement. We use judgment and consider factors specific to the investment when determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
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
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions for default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. For the three and nine months ended September 30, 2014, there were no changes to our valuation techniques or the nature of the related inputs considered in the valuation process.
The following fair value hierarchy table sets forth our investments measured at fair value on a recurring basis by level as of September 30, 2014:

	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$211,526	$—	$209,296	$2,230
Second lien floating rate loans	31,977	—	30,476	1,501
CLO equity	50,385	—	—	50,385
Total Investments	$293,888	$—	$239,772	$54,116
The following fair value hierarchy table sets forth our investments measured at fair value on a recurring basis by level as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$154,207	$—	$117,950	$36,257
Second lien floating rate loans	15,186	—	11,650	3,536
CLO equity	30,172	—	—	30,172
Total Investments	$199,565	$—	$129,600	$69,965
The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended September 30, 2014 as well as the portion of unrealized appreciation or depreciation for the three months ended September 30, 2014 related to those assets still held at September 30, 2014:

	First lien floating rate loans	Second lien floating rate loans	CLO equity	Total
Beginning Balance – June 30, 2014	$7,652	$2,535	$47,733	$57,920
Purchases	—	—	3,845	3,845
Sales	—	(1,009)	—	(1,009)
Repayments (1)	(6)	—	(2,341)	(2,347)
Amortization of discount/premium (2)	1	—	1,368	1,369
Transfers out	(5,408)	—	—	(5,408)
Transfers in	—	—	—	—
Realized gains, net	—	12	—	12
Unrealized depreciation, net	(9)	(37)	(220)	(266)
Ending Balance – September 30, 2014	$2,230	$1,501	$50,385	$54,116
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held at the reporting date	$(9)	$(37)	$(220)	$(266)
(1) Includes total cash distributions from CLO equity investments.
(2) Includes income accrual from CLO equity investments.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

Investments were transferred out of Level 3 into Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period.
The following table provides a summary of the changes in fair value of Level 3 assets for the nine months ended September 30, 2014 as well as the portion of unrealized appreciation or depreciation for the nine months ended September 30, 2014 related to those assets still held at September 30, 2014:

	First lien floating rate loans	Second lien floating rate loans	CLO equity	Total
Beginning Balance – December 31, 2013	$36,257	$3,536	$30,172	$69,965
Purchases	9,505	7,924	22,265	39,694
Sales	(12,538)	(3,507)	—	(16,045)
Repayments (1)	(4,338)	—	(5,808)	(10,146)
Amortization of discount/premium (2)	5	3	3,946	3,954
Transfers out	(34,777)	(6,531)	—	(41,308)
Transfers in	8,019	—	—	8,019
Realized gains, net	133	36	—	169
Unrealized appreciation (depreciation), net	(36)	40	(190)	(186)
Ending Balance – September 30, 2014	$2,230	$1,501	$50,385	$54,116
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held at the reporting date	$(5)	$(9)	$(190)	$(204)
(1) Includes total cash distributions from CLO equity investments.
(2) Includes income accrual from CLO equity investments.
Investments were transferred into and out of Level 3 and into and out of Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period.
     The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of September 30, 2014:

	Fair Value as of September 30, 2014	Valuation Techniques/ Methodology	Unobservable Inputs	Range (Weighted Average)
First lien floating rate loans	$2,230	Third-party vendor pricing service	Vendor quotes
Second lien floating rate loans	$1,501	Third-party vendor pricing service	Vendor quotes
CLO equity	$50,385	Discounted Cash Flow	Discount rate Prepayment rate Default rate	11.5% – 12.8% (12.5%) 30.0% – 35.0% (30.1%) 0.25% – 2.0% (1.2%)

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of December 31, 2013:

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
Note 8. Debt
Revolving Credit Facility
On October 15, 2013, we entered into a revolving credit facility with ACAM (the “ACAM Facility”) which provided up to $200,000 to finance eligible investments, working capital expenses and general corporate requirements (comprised of Loan A and Loan B). Under the ACAM Facility, we were able to draw up to $180,000 under Loan A and up to $20,000 under Loan B at any one time. Any amounts drawn on Loan A had a fixed interest rate of 4.75% per annum, and any amounts drawn on Loan B had a fixed interest rate of 7.25% per annum, with all interest paid upon maturity of the ACAM Facility. The ACAM Facility matured on the closing date of our IPO. On January 22, 2014, we repaid the ACAM Facility in full plus accrued interest and terminated it. For the nine months ended September 30, 2014, we incurred interest expense of $568 on the ACAM Facility.
Secured Revolving Credit Facility
On December 18, 2013, ACSF Funding entered into a two-year $140,000 secured revolving credit facility with Bank of America, N.A., as agent (the “Credit Facility”). ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of September 30, 2014 and December 31, 2013, the fair value of assets owned by ACSF Funding and pledged as collateral was $242,400 and $0, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.5%, (ii) Bank of America, N.A.’s prime rate, or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2015, the commitment termination date, subject to certain terms and conditions, including maintaining a certain borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid on the maturity date, which is December 18, 2015, unless otherwise extended.
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
As of September 30, 2014, there was $135,000 outstanding under the Credit Facility which had a fair value of $135,000 and a weighted average interest rate of 1.95%. There were no borrowings outstanding under the Credit Facility as of December 31, 2013. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of September 30, 2014, ACSF Funding was in compliance

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.
For the three months ended September 30, 2014, we incurred interest expense and commitment fees of $681 and $8, respectively, on the Credit Facility. For the nine months ended September 30, 2014, we incurred interest expense and commitment fees of $1,749 and $47, respectively, on the Credit Facility.
    The average debt outstanding for the three and nine months ended September 30, 2014 was $135,833 and $129,191, respectively. The weighted average annual interest cost, including commitment fees, for the three and nine months ended September 30, 2014, was 2.01% and 2.45%, exclusive of 0.30% and 0.30% on the average debt outstanding for amortization of debt issuance costs, respectively. This weighted average annual interest cost reflects the average interest cost during the period for both the ACAM Facility and Credit Facility. The maximum amount of debt outstanding during the three and nine months ended September 30, 2014 was $140,000 and $194,748, respectively.
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
We intend to elect to be taxed as a RIC under Subchapter M of the Code beginning with the date of our IPO through our tax fiscal year end of December 31. As part of our election to be taxed as a RIC, we intend to make a “deemed sale election” whereby we will treat our net unrealized gains (“net built-in gain”) on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. The federal tax sharing payment that we owed to American Capital attributed to our net built-in gain was $574. American Capital waived this payment which was then treated as a deemed capital contribution to us.
Previously, we disclosed that we had an estimated $1,402 million of pre-IPO C corporation taxable earnings and profits, including the net built-in gain that would be required to be distributed to our shareholders as part of our election to be treated as a RIC. In the current quarter, we concluded that we will not be required to distribute any pre-IPO C corporation taxable earnings and profits in order to qualify as a RIC. As of September 30, 2014, we had approximately $76, or $0.01 per share, of estimated undistributed taxable income.
In order to qualify as a RIC, we must annually distribute in a timely manner to our shareholders at least 90% of our taxable ordinary income based on our tax fiscal year. Ordinary taxable income includes net short-term capital gains but excludes net long-term capital gains. A RIC is not subject to federal income tax on the portion of its taxable ordinary income and long-term capital gains that is distributed to its shareholders, including “deemed distributions.” As permitted by the Code, a RIC can designate dividends paid in the subsequent tax fiscal year as dividends of current year ordinary income and net long-term capital gains if those dividends are both declared by the extended due date of the RIC’s federal income tax return and paid to shareholders by the last day of the subsequent tax fiscal year. We intend to distribute sufficient dividends to eliminate taxable income for our current tax year. However, we may elect to not distribute sufficient dividends to eliminate all of our taxable income so long as we distribute at least 90% of our taxable ordinary income in order to maintain our qualification as a RIC. To the extent we maintain our qualification as a RIC but do not distribute all of our taxable income, we would be subject to income tax on such undistributed amounts. If we fail to satisfy the 90% distribution requirement or otherwise fail to qualify as a RIC in any tax fiscal year, we would be subject to income tax in such year on all of our taxable income, regardless of whether we made any distributions to our shareholders.
As a RIC, we are also subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our ordinary income, excluding net short-term capital gains, in any calendar year and 98.2% of our capital gains for each one-year period ending October 31, including any undistributed income from the prior excise tax year. For the three and nine months ended September 30, 2014, we accrued federal excise tax of $(20) and $10, respectively.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

As of September 30, 2014, the net unrealized depreciation for federal income tax purposes was $(1,866) with aggregate gross unrealized appreciation and depreciation for federal tax purposes of $1,236 and $(3,102), respectively, based on a tax cost of $295,754.
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
Note 10. Financial Highlights
The following is a schedule of financial highlights:

Nine Months Ended
September 30, 2014 (unaudited)
Per Share Data (1):
Gross proceeds from IPO	$15.00
Net investment income	0.77
Net realized and unrealized loss on investments	(0.25)
Net increase in net assets resulting from operations	0.52
Capital contribution (2)	0.06
Accretion (3)	0.10
Offering costs related to public offering	(0.09)
Dividends and distributions to shareholders	(0.74)
Net asset value, end of period	$14.85
Per share market value, end of period	$13.01
Total return based on market value (4), (5)	(11.87)%
Total return based on net asset value (4), (5)	6.34%
Ratios to Average Net Assets:
Net investment income (5)	7.13%
Operating expenses (5), (6)	3.20%
Interest and related expenses (5)	2.49%
Total expenses (5), (6)	5.69%
Supplemental Data:
Net assets, end of period	$148,540
Shares outstanding, end of period	10,000,100
Average debt outstanding	$129,191
Asset coverage per unit, end of period (7)	$2,100
Portfolio turnover ratio	42.39%

(1)
Per share data for the nine months ended September 30, 2014 presumes the issuance of 10 million shares of common stock on January 1, 2014 that were issued in the IPO which closed on January 22, 2014. There was no established public trading market for the stock prior to the pricing of the IPO.

(2)	Capital contribution from our Manager for amount of federal taxes due on the net built-in gain on investments as a result of tax conversion to a RIC.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share amounts)

(3)
The IPO issuance price of $15.00 per share was below the net asset value at that time. The amount reflects the immediate benefit to common shareholders at the time of the IPO for results of operations in 2013 and January 2014 prior to the IPO.

(4)
Total return is based on the change in market price or net asset value per share during the period and takes into account dividends reinvested in accordance with the dividend reinvestment and stock purchase plan.

(5)	Annualized for periods less than one year.

(6)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown prior to the reimbursement for the expense cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 2.42% and 4.91%, respectively, with the expense cap.

(7)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

Note 11. Capital Transactions
The following table details the common share transactions that occurred during the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Shares	Amount	Shares	Amount
Common shares outstanding - beginning of period	10,000,100	$149,805	100	$1
Common shares issued in connection with initial public offering	—	—	10,000,000	150,000
Offering costs	—	(95)	—	(865)
Contribution for taxes waived	—	—	—	574
Common shares outstanding - end of period	10,000,100	$149,710	10,000,100	$149,710
Offering costs associated with the IPO totaled $865 and were recorded as a reduction of the proceeds from the sale of common shares. In connection with the IPO, the underwriters received an underwriting discount and commission (sales load) of $7,952 that was paid by our Manager.
The table below details the dividends declared on our shares of common stock since the completion of our IPO:

Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.18	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.28	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.28	$2,800
Note 12. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of September 30, 2014.
We may enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of September 30, 2014, we had no investments in revolving credit facilities, outstanding bridge financing commitments of $2,500, and an unfunded delayed draw first lien term loan commitment of $292.
Note 13. Subsequent Events
We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and nine months ended September 30, 2014.

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
We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the SEC in the future, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
American Capital Senior Floating, Ltd. (“ACSF”, “we”, "our" and "us"), a Maryland corporation organized in February 2013 that commenced operations on October 15, 2013, is an externally managed, non-diversified closed-end investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On January 15, 2014, we priced our initial public offering, selling 10.0 million shares of common stock, at a price of $15.00 per share for net proceeds of $149.1 million. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF”. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
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
Investments
Our investment objective is to provide attractive, risk-adjusted returns over the long-term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans to large U.S. based companies (collectively, "Senior Secured Floating Rate Loans" or "Loans") which are commonly referred to as leveraged loans. S&P defines large-market loans as loans from issuers with earnings before interest, taxes, depreciation and amortization ("EBITDA") of greater than $50 million. Senior Secured Floating Rate Loans are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest opportunistically in equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by Loans and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Loan positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in Senior Secured Floating Rate Loans or CLOs that are pooled investment vehicles that invest primarily all of their assets in Loans.
Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to U.S. based large-market private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” as defined by Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies”. The definition of “eligible portfolio company” includes private operating companies and certain public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, in each case organized under the laws of and with their principal place of business located in the United States. Investments in debt and equity tranches of CLOs are deemed nonqualified assets for BDC compliance purposes; therefore, under normal market conditions, we intend to limit our CLO investments to 20% of our portfolio.
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
Portfolio and Investment Activity
As of September 30, 2014, the fair market value of our portfolio totaled $294 million and was comprised of 72% first lien Loans, 11% second lien Loans and 17% CLO equity, measured at fair value. As of September 30, 2014, the Loan portfolio was diversified across 122 companies and 40 industries and the CLO portfolio was invested in 14 CLOs managed by 12 different collateral managers. Our Loan portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.75%. The weighted-average LIBOR floor in our Loan portfolio was 1.03% as of September 30, 2014. The weighted-average yield at cost of our first lien Loans, second lien Loans and CLO equity investments was 5.0%, 7.8% and 12.4%, respectively, as of September 30, 2014.
The fair value of the portfolio was $1.3 million below the cost basis as of September 30, 2014. During the three and nine months ended September 30, 2014, ACSF recognized net unrealized depreciation on investments of $2.6 million and $2.6 million, respectively, which was primarily attributed to the Loan portfolio. The depreciation in the Loan portfolio was consistent with price changes observed in the broader market which resulted in higher market yields for both new issue and legacy Loan positions relative to their credit profiles.
During the three months ended September 30, 2014, we purchased Senior Secured Floating Rate Loans of 39 portfolio companies (34 new and 5 existing) for a total purchase price of $56.7 million with a weighted-average yield at cost of 5.4%. During the three months ended September 30, 2014, we purchased two CLO equity investments for an aggregate purchase price of $3.8 million with a weighted-average yield of 10.5%. Investment sales and repayments during the three months ended September 30, 2014 totaled $41.3 million and $11.6 million, respectively. As a result of the portfolio rotation and updates to forecasted cash flows on the CLOs, the yield on the portfolio increased 20 basis points since June 30, 2014 to 6.5% as of September 30, 2014.
During the nine months ended September 30, 2014, we purchased Senior Secured Floating Rate Loans of 111 portfolio companies (94 new and 17 existing) for a total purchase price of $186.6 million with a weighted-average yield at cost of 5.5%. During the nine months ended September 30, 2014, we made investments in seven CLO equity positions for an aggregate purchase price of $22.3 million with a weighted-average yield of 12.2%. Investment sales and repayments during the nine months ended September 30, 2014 totaled $83.3 million and $32.9 million, respectively. Changes to CLO yields have driven the decline in the portfolio yield since December 31, 2013.
The average yield on our Loan portfolio during the three and nine months ended September 30, 2014 was 5.3% and 5.2%, respectively. The average yield on our CLO investments during the three and nine months ended September 30, 2014 was 11.6% and 13.1%, respectively. The changes to the yield on our CLO portfolio is a result of purchases of new, lower yielding CLO positions as well as updates to the assumptions used to forecast cash flows used to calculate the effective interest yield on each CLO investment on a quarterly basis. The key assumptions that drove the change in yield related to reinvestment spreads and default rates.

The portfolio was diversified across both issuers and industries with the average exposure to an individual obligor in our Loan portfolio of $2.0 million at fair value, or 0.7% of the total portfolio, as of September 30, 2014. The CLO investments were diversified across 14 CLOs with 12 different collateral managers and an average position size of $3.6 million at fair value, or 1.2% of the total portfolio. The following table shows the Loan portfolio composition by industry grouping at fair value as a percentage of total Loans as of September 30, 2014 and December 31, 2013. The investments in CLOs are excluded from the table below:

	September 30, 2014	December 31, 2013
Health Care Providers & Services	9.8%	7.9%
Media	7.8%	3.3%
Software	7.7%	11.7%
Hotels, Restaurants & Leisure	7.6%	8.4%
Aerospace & Defense	7.6%	4.4%
Commercial Services & Supplies	5.1%	4.7%
Insurance	3.8%	3.0%
Health Care Equipment & Supplies	3.1%	—%
Oil, Gas & Consumable Fuels	3.1%	1.8%
Food & Staples Retailing	3.1%	3.6%
Independent Power and Renewable Electricity Producers	2.5%	1.2%
Metals & Mining	2.4%	4.2%
Life Science Tools & Services	2.4%	1.2%
Professional Services	2.3%	2.4%
Containers & Packaging	2.3%	1.2%
Food Products	2.1%	2.5%
Health Care Technology	1.9%	2.8%
Diversified Consumer Services	1.9%	3.8%
Multiline Retail	1.8%	1.8%
Textiles, Apparel & Luxury Goods	1.7%	1.8%
Machinery	1.6%	1.2%
Diversified Telecommunication Services	1.5%	2.3%
Auto Components	1.4%	1.2%
Capital Markets	1.4%	2.1%
Chemicals	1.4%	4.1%
Transportation Infrastructure	1.2%	0.6%
Trading Companies & Distributors	1.2%	—%
Building Products	1.2%	1.8%
Internet & Catalog Retail	1.2%	—%
Construction Materials	1.2%	1.8%
Pharmaceuticals	1.0%	1.5%
Construction & Engineering	0.6%	1.8%
IT Services	0.4%	4.0%
Household Durables	—%	1.8%
Specialty Retail	—%	1.8%
Other	4.7%	2.3%
Total	100.0%	100.0%

As of September 30, 2014, approximately 80% of our Loan investment portfolio, at fair value, was comprised of Loans with a facility rating by S&P of at least "B" or higher. The approximately 20% of the Loan portfolio rated below B by S&P relates predominately to the second lien Loan investments. The following chart shows the S&P facility credit rating of our Loan portfolio at fair value as of September 30, 2014:

Loan Portfolio by S&P Facility Rating
First Lien
Second Lien
50.5%
18.1%
9.8%
9.2%
11.1%
0.5%
0.0%
0.4%
0.4%
BB+
BB
BB-
B+
B
B-
CCC+
CCC
CCC-

The components and key metrics of our portfolio as of September 30, 2014 were as follows:

($ in thousands)
	Cost	Fair Market Value	Unrealized Depreciation	Asset Yield at Cost
Investment Portfolio:
First lien floating rate loans	$212,369	$211,526	$(843)	4.95%
Second lien floating rate loans	32,208	31,977	(231)	7.83%
Total Senior Secured Floating Rate Loans	244,577	243,503	(1,074)	5.33%
CLO equity	50,581	50,385	(196)	12.35%
Total Investment Portfolio	$295,158	$293,888	$(1,270)	6.53%

Loan Portfolio Statistics:
Number of portfolio companies	122
Number of industries	40
CLO Statistics:
Number of issuers	14
Number of collateral managers	12
Results of Operations

Operating results for the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended	Nine Months Ended
($ in thousands except per share data)	September 30, 2014	September 30, 2014
Investment income:
First lien floating rate loans	$2,514	$7,211
Second lien floating rate loans	672	1,784
CLO equity	1,368	3,946
Total investment income	4,554	12,941
Expenses:
Interest and other debt related costs	789	2,658
Management fee	609	1,609
Other expenses (net)	283	838
Net expenses	1,681	5,105
Net investment income before tax	2,873	7,836
Income tax benefit (provision)	20	(89)
Net investment income	2,893	7,747
Realized and unrealized (loss) gain on investments:
Net realized (loss) gain on investments	(29)	235
Net unrealized depreciation on investments	(2,618)	(2,567)
Income tax provision	—	(200)
Net realized and unrealized (loss) gain on investments	(2,647)	(2,532)
Net increase in net assets resulting from operations	$246	$5,215

Net investment income per share	$0.29	$0.77
Earnings per share	$0.02	$0.52
Dividend declared per share	$0.28	$0.74

Investment Income
Investment income for the three and nine months ended September 30, 2014 was $4.6 million and $12.9 million, respectively. Interest generated from Loan investments totaled $3.2 million and $9.0 million for the three and nine months ended September 30, 2014, respectively. Income from the CLO investments totaled $1.4 million and $3.9 million for the three and nine months ended September 30, 2014, respectively. The average yield on our Loan portfolio during the three and nine months ended September 30, 2014 was 5.3% and 5.2%, respectively. The average yield on our CLO investments during the three and nine months ended September 30, 2014 was 11.6% and 13.1%, respectively.

Net Expenses
Net expenses for the three months ended September 30, 2014 were $1.7 million, primarily comprised of interest and other debt related costs of $0.8 million, management fees of $0.6 million and other general and administrative expenses. Net expenses for the nine months ended September 30, 2014 were $5.1 million, primarily comprised of interest and other debt related costs of $2.7 million, management fees of $1.6 million and other general and administrative expenses.
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
Interest and other debt related costs incurred following the closing date of the IPO through September 30, 2014 are related to borrowings under our Credit Facility. The Credit Facility generally bears interest at a spread of 1.80% over a chosen index (which is typically one-month LIBOR). Included in other debt related costs are additional fees and expenses associated with the Credit Facility, including an unused commitment fee of 75 basis points on undrawn commitments and the amortization of debt financing costs.

For the three months ended September 30, 2014, interest expense, commitment fees and amortization of debt financing costs totaled $0.7 million, $8 thousand and $0.1 million, respectively. The average debt outstanding during the three months ended September 30, 2014 was $135.8 million with a weighted average interest rate of 1.96% and total average cost of funding, including amortization of debt financing costs and unfunded commitment fees, of 2.31%.
For the nine months ended September 30, 2014, interest expense, commitment fees and amortization of debt financing costs totaled $2.3 million, $47 thousand and $0.3 million, respectively. The average debt outstanding during the nine months ended September 30, 2014 was $129.2 million with a weighted average interest rate of 2.37% and total average cost of funding, including amortization of debt financing costs and unfunded commitment fees, of 2.75%.
Management fees were $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. The accrual for management fees commenced upon the receipt of the IPO proceeds, which occurred on January 22, 2014, and was prorated for the first quarter based on the number of days the management agreement was in effect.
Other operating expenses totaled $0.6 million for the three months ended September 30, 2014 and are comprised primarily of insurance premiums, Board of Director fees, professional fees and rent. However, as a result of the expense cap, our Manager was responsible for $0.3 million of our expenses which resulted in our net other operating expenses totaling $0.3 million for the three months ended September 30, 2014.
Other operating expenses totaled $1.7 million for the nine months ended September 30, 2014 and are comprised primarily of insurance premiums, Board of Director fees, professional fees and rent. However, as a result of the expense cap, our Manager was responsible for $0.8 million of our expenses which resulted in our net other operating expenses totaling $0.8 million for the nine months ended September 30, 2014.

Net Investment Income
Net investment income totaled $2.9 million and $7.7 million, or $0.29 and $0.77 per share, for the three and nine months ended September 30, 2014, respectively.
Net Realized Gains / Losses
Sales and repayments of investments during the three months ended September 30, 2014 totaled $41.3 million and $11.6 million, respectively, resulting in net realized losses of $29 thousand, or less than $0.01 per share. Sales and repayments of investments during the nine months ended September 30, 2014 totaled $83.3 million and $32.9 million respectively, resulting in net realized gains of $0.2 million, or $0.02 per share.
Net Unrealized Appreciation / Depreciation
During the three and nine months ended ended September 30, 2014, ACSF recognized net unrealized depreciation on investments of $2.6 million and $2.6 million, respectively, which was primarily attributed to the Loan portfolio. The depreciation in the Loan portfolio was consistent with price changes observed in the broader market which resulted in higher market yields for both new issue and legacy Loan positions relative to their credit profiles. As of September 30, 2014, the investment portfolio’s fair market value was below its cost basis by $1.3 million.
Taxes
Prior to the IPO, we were treated as a taxable C corporation whereby ordinary income earned on investments net of expenses, as well as investment gains recognized were subject to both federal and state income taxes.
We plan to elect to be treated as a RIC as defined in Subchapter M of the Code. As a RIC, we will generally not have to pay corporate-level federal and state income taxes on any net ordinary income or capital gains that we distribute to our shareholders. Additionally, as part of the IPO, we intend to make a "deemed sale election" whereby we will elect to treat our net unrealized gains at the IPO date as recognized in our final pre-IPO C corporation tax return. We are not required to distribute any income to ACSF shareholders that was generated prior to the IPO.
Previously, we disclosed that we had an estimated $1.4 million of pre-IPO C corporation taxable earnings and profits, including the net built-in gain that would be required to be distributed to our shareholders as part of our election to be treated as a RIC. In the current quarter, we concluded that we will not be required to distribute any pre-IPO C corporation taxable earnings and profits in order to qualify as a RIC. As of September 30, 2014, we had approximately $0.1 million, or $0.01 per share, of estimated undistributed taxable income.

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
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, except (i) with the prior approval of a majority of our shareholders, (ii) in connection with a rights offering to our existing shareholders, or (iii) under such other circumstances as the SEC may permit. As of September 30, 2014, our net asset value was $14.85 per share and our closing market price was $13.01 per share.
On January 22, 2014, we closed our IPO of 10.0 million shares of common stock at $15.00 per share raising approximately $149.1 million in net proceeds. Using the proceeds from the IPO, plus borrowings from our Credit Facility, we repaid the ACAM Facility in the amount of $194.7 million. Following repayment, the ACAM Facility was terminated. In connection with the IPO, the underwriters received a underwriting discount and commission (sales load) of $8.0 million that was paid by our Manager.
As of September 30, 2014, we had $135.0 million in borrowings outstanding on our Credit Facility. The fair value of assets owned by ACSF Funding as of September 30, 2014 was $242.4 million and the borrowing base was $155.5 million. On a consolidated basis, as of September 30, 2014, we were leveraged at 0.91x debt to equity. As of September 30, 2014, we had approximately $10.3 million of available liquidity consisting of $5.3 million of cash and cash equivalents and $5.0 million of available capacity on our Credit Facility.
As a BDC, we are permitted to issue “senior securities”, as defined in the 1940 Act, in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of September 30, 2014, our asset coverage was 210%.

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
For the quarter ended September 30, 2014, our Board of Directors declared a $0.28 dividend per share. The dividend was paid on October 10, 2014 to common shareholders of record as of September 30, 2014, with an ex-dividend date of September 26, 2014. Since its January 2014 IPO, we have paid a total of $7.4 million in dividends, or $0.74 per share. We maintain an "opt out" dividend reinvestment and stock purchase plan for our common shareholders. As a result, if we declare a dividend, then shareholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they, or their nominees on their behalf, specifically "opt out" of the dividend reinvestment and stock purchase plan so as to receive cash dividends.
The table below details the dividends declared on our shares of common stock since the completion of our IPO (dollars in thousands, except per share data):

Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.18	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.28	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.28	$2,800
As of September 30, 2014, we had approximately $0.1 million, or $0.01 per share, of estimated undistributed taxable income.

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
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our Manager's investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service and broker-dealers, and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then presented to the Investment Committee and reviewed and approved by our Audit and Compliance Committee. The valuation recommendations are then reviewed by our Board of Directors for final approval. There were no changes to our valuation techniques or the nature of the related inputs considered in the valuation process during the three and nine months ended September 30, 2014.
ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings. When available, we determine the fair value of our investments using unadjusted quoted prices from active markets. Where inputs for an asset or liability fall into more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment's fair value measurement. We use judgment and consider factors specific to the investment when determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
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
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions for default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. Original issue discount ("OID") and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2014 and December 31, 2013, we had no loans on non-accrual status.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. As of September 30, 2014, 100% of the debt investments in our portfolio had interest rate floors between 0.75% and 1.75%, which, in the current interest rate environment where LIBOR is below 1%, has effectively converted those floating rate debt investments to fixed rate debt investments. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor and therefore our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of September 30, 2014, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan portfolio and debt financing.

($ in thousands except per share data) Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)	Net Increase (Decrease) per share
300	$5,212	$4,155	$1,057	$0.11
200	$2,763	$2,770	$(7)	$—
100	$348	$1,385	$(1,037)	$(0.10)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("the "Exchange Act"). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be a party to certain ordinary routine litigation incidental to our business, including the enforcement of our rights under contracts with our portfolio companies. We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	November 13, 2014	By:	/s/ JOHN R. ERICKSON
John R. Erickson Executive Vice President and Chief Financial Officer