Form 10-Q
period 2015-03-31
American Capital Senior Floating, Ltd.
filed 2015-05-14
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange     Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $.01 par value, outstanding as of May 13, 2015 was 10,000,100.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2015 (unaudited)	December 31, 2014
Assets:
Investments, fair value (cost of $277,899 and $282,133, respectively)	$272,560	$276,370
Cash and cash equivalents	2,161	1,757
Receivable for investments sold	13,932	2,983
Deferred financing costs	281	378
Interest receivable	565	704
Prepaid expenses and other assets	351	121
Receivable from affiliate (see note 3)	245	164
Total assets	$290,095	$282,477
Liabilities:
Secured revolving credit facility payable (see note 6)	$127,800	$130,000
Payable for investments purchased	13,138	4,226
Dividends payable (see note 9)	2,900	2,900
Management fee payable (see note 3)	578	577
Interest payable (see note 6)	78	80
Taxes payable (see note 7)	70	80
Payable to affiliate (see note 3)	184	212
Other liabilities and accrued expenses	221	167
Total liabilities	144,969	138,242
Commitments and contingencies (see note 10)
Net Assets:
Common stock, par value $0.01 per share; 10,000,100 and 10,000,100 issued and outstanding, respectively; 300,000,000 and 300,000,000 authorized, respectively	100	100
Paid-in capital in excess of par	151,131	151,131
Undistributed net investment income	293	133
Accumulated net realized loss from investments	(1,059)	(1,366)
Net unrealized depreciation on investments	(5,339)	(5,763)
Total net assets	145,126	144,235
Total liabilities and net assets	$290,095	$282,477
Net asset value per share outstanding	$14.51	$14.42

See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Investment income:
Interest	$4,741	$3,797
Total investment income	4,741	3,797
Expenses:
Interest and commitment fee (see note 6)	658	992
Management fee (see note 3)	578	426
Insurance	118	108
Amortization of deferred financing costs	97	96
Other general and administrative expenses	405	459
Total expenses	1,856	2,081
Expense reimbursement (see note 3)	(245)	(290)
Net expenses	1,611	1,791
Net investment income before tax	3,130	2,006
Income tax provision (see note 7)	(70)	(79)
Net investment income	3,060	1,927
Net realized and unrealized gain on investments:
Net realized gain on investments	307	149
Net unrealized appreciation on investments	424	244
Income tax provision	—	(200)
Net realized and unrealized gain on investments	731	193
Net increase in net assets resulting from operations	$3,791	$2,120

Net investment income per share	$0.31	$0.19
Earnings per share (see note 4)	$0.38	$0.21
Dividend declared per share	$0.29	$0.18
Weighted average shares outstanding (1)	10,000	10,000

(1)	Assumes the issuance of 10,000 shares of common stock on January 1, 2014 that were issued in connection with the IPO, which closed on January 22, 2014.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Increase in net assets resulting from operations:
Net investment income	$3,060	$1,927
Net realized gain	307	149
Net unrealized appreciation on investments	424	44
Net increase in net assets resulting from operations	3,791	2,120

Dividends to common stockholders:
From net investment income	(2,900)	(1,800)

Capital transactions:
Proceeds from public offering	—	150,000
Offering costs	—	(770)
Contribution for taxes waived	—	574
Net increase in net assets from capital transactions	—	149,804
Net increase in net assets	891	150,124

Net assets:
Beginning of period	144,235	1,016
End of period	$145,126	$151,140

Capital share activity:
Shares issued in public offering	—	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$3,791	$2,120
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gain on investments	(307)	(149)
Net unrealized appreciation on investments	(424)	(244)
Accretion of CLO interest income	(1,709)	(1,095)
Net amortization of premium/discount on loans	(10)	—
Amortization of deferred financing costs	97	96
Purchase of investments	(36,180)	(98,244)
Proceeds from disposition of investments	42,440	19,749
(Increase) decrease in receivable for investments sold	(10,949)	3,363
Increase (decrease) in payable for investments purchased	8,912	(16,009)
Increase in receivable from affiliate	(81)	(290)
Decrease (increase) in interest receivable	139	(266)
(Increase) decrease in prepaid expenses and other assets	(230)	33
Decrease in interest payable	(2)	(870)
Increase in other liabilities and accrued expenses	54	336
Decrease in payable to affiliate	(28)	—
Increase in management fee payable	1	426
Decrease in taxes payable	(10)	(229)
Net cash provided by (used in) operating activities	5,504	(91,273)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	—	150,000
Offering costs from the issuance of common stock	—	(770)
Dividends paid	(2,900)	—
Proceeds from debt	22,400	135,400
Payments on debt	(24,600)	(201,248)
Deferred financing costs paid	—	(297)
Net cash (used in) provided by financing activities	(5,100)	83,085
Net increase (decrease) in cash and cash equivalents	404	(8,188)
Cash and cash equivalents at beginning of period	1,757	12,493
Cash and cash equivalents at end of period	$2,161	$4,305
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$660	$1,862
Cash paid for income taxes	$80	$517
Dividends declared and payable during the period	$2,900	$1,800
Supplemental disclosure of non-cash financing activity:
Contribution for taxes waived	$—	$574

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans — 132.8% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	5/28/2021	4.75%	L+3.75	Hotels, Restaurants & Leisure	$2,173	$2,166	$2,170
Accellent Inc. (5)	3/12/2021	4.50%	L+3.50	Health Care Equipment & Supplies	1,980	1,980	1,970
Acosta Holdco, Inc. (5)	9/26/2021	5.00%	L+4.00	Media	2,494	2,476	2,522
Aegis Toxicology Sciences Corporation (5)	2/24/2021	5.50%	L+4.50	Health Care Providers & Services	1,654	1,644	1,665
Albertsons LLC (5)	3/21/2019	5.38%	L+4.38	Food & Staples Retailing	1,000	995	1,009
Alliant Holdings I, LLC (5)	12/20/2019	5.00%	L+4.00	Insurance	334	330	336
Alliant Holdings I, LLC (5)	12/20/2019	5.00%	L+4.00	Insurance	1,413	1,399	1,423
American Tire Distributors, Inc. (5)	6/1/2018	7.00%	P+3.75	Distributors	1,486	1,486	1,489
American Tire Distributors, Inc. (5), (7)	9/24/2021	5.25%	L+4.25	Distributors	1,489	1,482	1,498
AmWINS Group, LLC (5)	9/6/2019	5.25%	L+4.25	Insurance	2,957	2,972	2,990
Aquilex LLC (5)	12/31/2020	5.00%	L+4.00	Commercial Services & Supplies	1,975	1,971	1,955
ARG IH Corporation (5)	11/15/2020	4.75%	L+3.75	Hotels, Restaurants & Leisure	2,469	2,479	2,482
Aristocrat Leisure Limited (3), (5)	10/20/2021	4.75%	L+3.75	Hotels, Restaurants & Leisure	1,465	1,452	1,476
Ascend Learning, LLC (5)	7/31/2019	6.00%	L+5.00	Diversified Consumer Services	592	590	595
Ascensus, Inc. (5)	12/2/2019	5.00%	L+4.00	Commercial Services & Supplies	987	984	991
Aspen Dental Management, Inc. (5)	10/6/2016	7.00%	L+5.50	Health Care Providers & Services	985	979	987
Asurion, LLC (5)	5/24/2019	5.00%	L+3.75	Commercial Services & Supplies	1,960	1,962	1,968
Atlantic Power Limited Partnership (3), (5)	2/24/2021	4.75%	L+3.75	Independent Power & Renewable Electricity Producers	789	786	794
BJ's Wholesale Club, Inc. (5)	9/26/2019	4.50%	L+3.50	Food & Staples Retailing	1,481	1,482	1,484
Blackboard Inc. (5)	10/4/2018	4.75%	L+3.75	Software	2,454	2,455	2,457
BWay Intermediate Company, Inc. (5)	8/14/2020	5.50%	L+4.50	Containers & Packaging	2,977	2,951	3,010
Calceus Acquisition, Inc. (5)	1/31/2020	5.00%	L+4.00	Textiles, Apparel & Luxury Goods	2,955	2,967	2,848
Camp International Holding Company (5)	5/31/2019	4.75%	L+3.75	Transportation Infrastructure	1,975	2,000	1,992
Carecore National, LLC (5)	3/5/2021	5.50%	L+4.50	Health Care Providers & Services	2,063	2,062	2,078
CCM Merger Inc. (5)	8/6/2021	4.50%	L+3.50	Hotels, Restaurants & Leisure	946	940	951
CDRH Parent, Inc. (5)	7/1/2021	5.25%	L+4.25	Health Care Providers & Services	1,493	1,486	1,499
Checkout Holding Corp. (5)	4/9/2021	4.50%	L+3.50	Media	2,481	2,480	2,146
Citadel Plastics Holdings, Inc. (5)	11/5/2020	5.25%	L+4.25	Chemicals	750	743	752
CityCenter Holdings, LLC (5)	10/16/2020	4.25%	L+3.25	Hotels, Restaurants & Leisure	1,819	1,830	1,827

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 132.8% of Net Assets
Compuware Corporation (5), (7)	12/15/2021	6.25%	L+5.25	Software	$1,995	$1,940	$1,939
Connolly, LLC (5)	5/14/2021	5.00%	L+4.00	Professional Services	1,119	1,109	1,127
CPG International Inc. (5)	9/30/2020	4.75%	L+3.75	Building Products	1,953	1,953	1,927
CPI Buyer, LLC (5)	8/16/2021	5.50%	L+4.50	Trading Companies & Distributors	995	981	996
DAE Aviation Holdings, Inc. (5)	11/2/2018	5.00%	L+4.00	Aerospace & Defense	1,339	1,352	1,345
Deltek, Inc. (5)	10/10/2018	4.50%	L+3.50	Software	2,955	2,963	2,968
Dole Food Company, Inc. (5)	11/1/2018	4.50%	L+3.50	Food Products	2,594	2,589	2,606
Dollar Tree, Inc. (3), (5)	3/9/2022	4.25%	L+3.50	Multiline Retail	500	497	506
DPX Holdings B.V. (3), (5)	3/11/2021	4.25%	L+3.25	Life Sciences Tools & Services	1,985	1,981	1,980
DTZ U.S. Borrower, LLC (3), (5)	11/4/2021	5.50%	L+4.50	Real Estate Management & Development	1,247	1,229	1,257
Duff & Phelps Corporation (5)	4/23/2020	4.50%	L+3.50	Capital Markets	3,447	3,449	3,443
DynCorp International Inc. (5)	7/7/2016	6.25%	L+4.50	Aerospace & Defense	2,189	2,195	2,180
Electrical Components International, Inc. (5)	5/28/2021	5.75%	L+4.75	Electrical Equipment	1,985	1,990	1,996
Emerald Expositions Holding, Inc. (5)	6/17/2020	4.75%	L+3.75	Media	2,740	2,762	2,757
Evergreen Acqco 1 LP (5)	7/9/2019	5.00%	L+3.75	Multiline Retail	1,990	1,996	1,951
EWT Holdings III Corp. (5)	1/15/2021	4.75%	L+3.75	Machinery	987	983	989
Expro Finservices S.à r.l. (3), (5)	9/2/2021	5.75%	L+4.75	Energy Equipment & Services	1,990	1,962	1,704
Fairmount Minerals, Ltd. (5)	9/5/2019	4.50%	L+3.50	Metals & Mining	2,955	2,970	2,605
Fitness International, LLC (5)	7/1/2020	5.50%	L+4.50	Hotels, Restaurants & Leisure	1,298	1,287	1,214
Generic Drug Holdings, Inc. (5)	8/16/2020	5.00%	L+4.00	Pharmaceuticals	1,500	1,493	1,493
Global Tel*Link Corporation (5)	5/23/2020	5.00%	L+3.75	Diversified Telecommunication Services	1,699	1,671	1,682
Great Wolf Resorts, Inc. (5)	8/6/2020	5.75%	L+4.75	Hotels, Restaurants & Leisure	1,957	1,961	1,965
HGIM Corp. (5)	6/18/2020	5.50%	L+4.50	Marine	1,477	1,482	1,021
Hyland Software, Inc. (5)	2/19/2021	4.75%	L+3.75	Software	1,351	1,346	1,361
Ikaria, Inc. (5)	2/12/2021	5.00%	L+4.00	Health Care Providers & Services	2,317	2,322	2,322
Immucor, Inc. (5)	8/19/2018	5.00%	L+3.75	Health Care Equipment & Supplies	992	1,000	998
Indra Holdings Corp. (5)	5/1/2021	5.25%	L+4.25	Textiles, Apparel & Luxury Goods	1,241	1,230	1,210
Information Resources, Inc. (5)	9/30/2020	4.75%	L+3.75	Professional Services	1,970	1,982	1,989
Inmar, Inc. (5)	1/27/2021	4.25%	L+3.25	Commercial Services & Supplies	1,985	1,968	1,958
Interactive Data Corporation (5)	5/2/2021	4.75%	L+3.75	Media	1,985	2,005	1,996
Ion Media Networks, Inc. (5)	12/18/2020	4.75%	L+3.75	Media	1,980	1,991	1,987
J.C. Penney Corporation, Inc. (3), (5)	6/20/2019	5.00%	L+4.00	Multiline Retail	1,493	1,489	1,476
Jazz Acquisition, Inc. (5)	6/19/2021	4.50%	L+3.50	Aerospace & Defense	1,985	1,990	1,982
Key Safety Systems, Inc. (5)	8/29/2021	4.75%	L+3.75	Auto Components	1,493	1,485	1,501
La Frontera Generation, LLC (5)	9/30/2020	4.50%	L+3.50	Independent Power & Renewable Electricity Producers	1,834	1,844	1,839

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 132.8% of Net Assets
Landmark Aviation FBO Canada, Inc. (3), (5)	10/25/2019	4.75%	L+3.75	Aerospace & Defense	$76	$76	$76
Landslide Holdings, Inc. (5)	2/25/2020	5.00%	L+4.00	Software	990	986	991
Learning Care Group (US) No. 2 Inc. (5)	5/5/2021	5.50%	L+4.50	Diversified Consumer Services	1,024	1,019	1,032
Leonardo Acquisition Corp. (5)	1/29/2021	4.25%	L+3.25	Internet & Catalog Retail	2,970	2,981	2,968
LM U.S. Member LLC (5)	10/25/2019	4.75%	L+3.75	Aerospace & Defense	1,909	1,918	1,915
Millennium Health, LLC (5)	4/16/2021	5.25%	L+4.25	Health Care Providers & Services	1,194	1,184	1,204
Mitchell International, Inc. (5)	10/13/2020	4.50%	L+3.50	Software	2,929	2,944	2,936
Murray Energy Corporation (5)	12/5/2019	5.25%	L+4.25	Oil, Gas & Consumable Fuels	2,970	2,958	2,929
National Financial Partners Corp. (5)	7/1/2020	4.50%	L+3.50	Insurance	2,485	2,501	2,483
Onex Carestream Finance LP (5)	6/7/2019	5.00%	L+4.00	Health Care Equipment & Supplies	1,781	1,787	1,790
Opal Acquisition, Inc. (5)	11/27/2020	5.00%	L+4.00	Health Care Providers & Services	2,953	2,932	2,958
Ortho-Clinical Diagnostics S.A. (3), (5)	6/30/2021	4.75%	L+3.75	Health Care Providers & Services	1,985	1,982	1,969
OSG Bulk Ships, Inc. (3), (5)	8/5/2019	5.25%	L+4.25	Oil, Gas & Consumable Fuels	193	191	192
OSG International, Inc. (3), (5)	8/5/2019	5.75%	L+4.75	Oil, Gas & Consumable Fuels	1,090	1,080	1,094
P2 Lower Acquisition, LLC (5)	10/22/2020	5.50%	L+4.50	Health Care Providers & Services	2,033	2,027	2,036
Par Pharmaceutical Companies, Inc. (5), (7)	9/30/2019	4.00%	L+3.00	Pharmaceuticals	997	994	997
Peabody Energy Corporation (3), (5), (7)	9/24/2020	4.25%	L+3.25	Oil, Gas & Consumable Fuels	997	901	899
PetSmart, Inc. (5)	3/11/2022	5.00%	L+4.00	Specialty Retail	2,000	1,990	2,017
Pharmedium Healthcare Corporation (5)	1/28/2021	4.25%	L+3.25	Pharmaceuticals	2,364	2,376	2,350
Phillips-Medisize Corporation (5)	6/16/2021	4.75%	L+3.75	Health Care Equipment & Supplies	1,217	1,216	1,220
PRA Holdings, Inc. (5)	9/23/2020	4.50%	L+3.50	Life Sciences Tools & Services	1,604	1,604	1,611
Presidio, Inc. (5)	2/2/2022	6.25%	L+5.25	IT Services	1,350	1,310	1,348
Quikrete Holdings, Inc. (5)	9/28/2020	4.00%	L+3.00	Construction Materials	2,836	2,848	2,852
RCHP, Inc. (5)	4/23/2019	6.00%	L+5.00	Health Care Providers & Services	1,985	1,969	1,995
Renaissance Learning, Inc. (5)	4/9/2021	4.50%	L+3.50	Software	1,980	1,979	1,943
RGIS Services, LLC (5)	10/18/2017	5.50%	L+4.25	Commercial Services & Supplies	2,954	2,942	2,718
Riverbed Technology, Inc. (5), (7)	2/25/2022	6.00%	L+5.00	Communications Equipment	1,000	995	1,011
Scientific Games International, Inc. (3), (5)	10/1/2021	6.00%	L+5.00	Hotels, Restaurants & Leisure	1,995	1,976	2,002
Sears Roebuck Acceptance Corp. (3), (5)	6/30/2018	5.50%	L+4.50	Multiline Retail	995	980	982
Securus Technologies Holdings, Inc. (5)	4/30/2020	4.75%	L+3.50	Diversified Telecommunication Services	1,900	1,875	1,878

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 132.8% of Net Assets
Spin Holdco Inc. (5)	11/14/2019	4.25%	L+3.25	Diversified Consumer Services	$2,963	$2,964	$2,958
Standard Aero Limited (3), (5)	11/2/2018	5.00%	L+4.00	Aerospace & Defense	607	613	610
STHI Holding Corp. (5)	8/6/2021	4.50%	L+3.50	Life Sciences Tools & Services	1,990	1,981	1,991
STS Operating, Inc. (5)	2/12/2021	4.75%	L+3.75	Trading Companies & Distributors	1,980	1,991	1,965
Surgery Center Holdings, Inc. (5)	11/3/2020	5.25%	L+4.25	Health Care Providers & Services	1,995	1,986	2,005
Thermasys Corp. (5)	5/3/2019	5.25%	L+4.00	Machinery	1,114	1,116	1,114
TPF II LC, LLC (5)	10/2/2021	5.50%	L+4.50	Independent Power & Renewable Electricity Producers	998	991	1,011
Travelport Finance (Luxembourg) S.à r.l. (3), (5)	9/2/2021	5.75%	L+4.75	Internet Software & Services	1,995	1,972	2,017
Turbocombustor Technology, Inc. (5)	12/2/2020	5.50%	L+4.50	Aerospace & Defense	3,456	3,428	3,459
Tyche Holdings, LLC (5), (7)	11/12/2021	5.50%	L+4.50	IT Services	1,845	1,840	1,864
USI, Inc. (5)	12/27/2019	4.25%	L+3.25	Insurance	1,970	1,986	1,976
USIC Holdings, Inc. (5)	7/10/2020	4.00%	L+3.00	Construction & Engineering	1,466	1,472	1,461
WideOpenWest Finance, LLC (5)	4/1/2019	4.75%	L+3.75	Media	1,324	1,335	1,327
William Morris Endeavor Entertainment, LLC (5)	5/6/2021	5.25%	L+4.25	Media	1,980	1,978	1,968
WP CPP Holdings, LLC (5)	12/28/2019	4.75%	L+3.75	Aerospace & Defense	2,955	2,949	2,972
Total First Lien Floating Rate Loans					$194,512	$194,099	$192,728
Second Lien Floating Rate Loans — 20.0% of Net Assets
Accellent Inc. (5)	3/11/2022	7.50%	L+6.50	Health Care Equipment & Supplies	$1,500	$1,497	$1,433
Advantage Sales & Marketing Inc. (5)	7/25/2022	7.50%	L+6.50	Professional Services	1,000	993	1,004
Ameriforge Group Inc.	12/21/2020	8.75%	L+7.50	Energy Equipment & Services	500	500	417
Applied Systems, Inc.	1/24/2022	7.50%	L+6.50	Software	1,000	994	1,000
Asurion, LLC (5)	3/3/2021	8.50%	L+7.50	Commercial Services & Supplies	1,000	987	1,007
Camp International Holding Company	11/29/2019	8.25%	L+7.25	Transportation Infrastructure	1,000	1,000	1,002
Checkout Holding Corp. (5)	4/11/2022	7.75%	L+6.75	Media	1,000	1,003	782
Connolly, LLC (5)	5/13/2022	8.00%	L+7.00	Professional Services	1,250	1,239	1,246
Del Monte Foods, Inc. (3), (5)	8/18/2021	8.25%	L+7.25	Food Products	1,500	1,499	1,361
Drew Marine Group Inc.	5/19/2021	8.00%	L+7.00	Chemicals	1,000	998	983
EWT Holdings III Corp.	1/15/2022	8.50%	L+7.50	Machinery	1,000	996	984
Filtration Group Corporation (5)	11/22/2021	8.25%	L+7.25	Industrial Conglomerates	500	496	503
Jazz Acquisition, Inc. (5)	6/19/2022	7.75%	L+6.75	Aerospace & Defense	1,250	1,256	1,223
Jonah Energy LLC (5)	5/12/2021	7.50%	L+6.50	Oil, Gas & Consumable Fuels	500	493	448
Landslide Holdings, Inc.	2/25/2021	8.25%	L+7.25	Software	1,000	994	970
P2 Lower Acquisition, LLC	10/22/2021	9.50%	L+8.50	Health Care Providers & Services	500	498	491
Performance Food Group, Inc. (5)	11/14/2019	6.25%	L+5.25	Food & Staples Retailing	2,955	2,940	2,965

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans (continued) — 20.0% of Net Assets
Prescrix, Inc. (3), (5)	5/2/2022	8.00%	L+7.00	Containers & Packaging	$1,333	$1,321	$1,340
Ranpak Corp. (5)	10/3/2022	8.25%	L+7.25	Containers & Packaging	1,375	1,374	1,378
Road Infrastructure Investment, LLC (5)	9/30/2021	7.75%	L+6.75	Chemicals	2,000	2,009	1,820
Sedgwick Claims Management Services, Inc. (5)	2/28/2022	6.75%	L+5.75	Insurance	2,000	1,991	1,955
Solenis International, L.P. (5)	7/31/2022	7.75%	L+6.75	Chemicals	500	498	486
TWCC Holding Corp. (5)	6/26/2020	7.00%	L+6.00	Media	2,000	1,991	1,778
Tyche Holdings, LLC (5)	11/11/2022	9.00%	L+8.00	IT Services	1,500	1,501	1,508
WP CPP Holdings, LLC (5)	4/30/2021	8.75%	L+7.75	Aerospace & Defense	1,000	1,021	995
Total Second Lien Floating Rate Loans					$30,163	$30,089	$29,079
CLO Equity — 35.0% of Net Assets
Apidos CLO XIV, Income Notes (3), (4)	4/15/2025				$5,900	$5,130	$5,053
Ares XXIX CLO Ltd., Subordinated Notes (3), (4)	4/17/2026				4,750	4,273	4,082
Avery Point II CLO, Income Notes (3), (4)	7/17/2025				3,200	2,661	2,404
Betony CLO, Ltd., Subordinated Notes (3), (4)	4/15/2027				2,500	2,140	2,135
Blue Hill CLO, Ltd., Subordinated Notes (3), (4)	1/15/2026				5,400	4,614	4,156
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4)	1/15/2026				100	89	86
Cent CLO 18 Limited, Subordinated Notes (3), (4)	7/23/2025				4,675	3,919	3,741
Cent CLO 19 Limited, Subordinated Notes (3), (4)	10/29/2025				2,750	2,352	2,191
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (7)	11/15/2025				2,500	1,873	1,863
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4)	4/18/2026				5,250	4,521	3,962
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4)	11/17/2025				2,750	2,293	2,147
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4)	4/18/2026				3,750	3,282	3,256
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4)	10/20/2024				1,000	827	848
Magnetite VIII, Limited, Subordinated Notes (3), (4)	4/15/2026				3,000	2,808	2,605
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4)	10/15/2025				3,410	2,705	2,649
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4)	1/15/2024				5,500	4,414	4,101
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4)	8/12/2026				2,500	2,313	2,176
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4)	4/18/2026				4,000	3,497	3,298
Total CLO Equity					$62,935	$53,711	$50,753
Total Non-Control/Non-Affiliate Investments (6) — 187.8% of Net Assets					$287,610	$277,899	$272,560
Liabilities in Excess of Other Assets — (87.8%) of Net Assets							(127,434)
Net Assets — 100.0%							$145,126

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate ("PRIME" or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2015.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2015
(unaudited, in thousands)

(5)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(6)
Net estimated unrealized loss for federal income tax purposes is $(8,695) as of March 31, 2015 based on a tax cost of $281,254. Estimated aggregate gross unrealized loss for federal income tax purposes as of March 31, 2015 is $(9,503); estimated aggregate gross unrealized gain for federal income tax purposes as of March 31, 2015 is $808.

(7)	All or a portion of this position had not settled as of March 31, 2015.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 135.2% of Net Assets
CPG International Inc. (6)	9/30/2020	4.75%	L+3.75	Building Products	$2,958	$2,959	$2,921
CPI Buyer, LLC (6)	8/16/2021	5.50%	L+4.50	Trading Companies & Distributors	998	983	983
DAE Aviation Holdings, Inc. (6)	11/2/2018	5.00%	L+4.00	Aerospace & Defense	1,362	1,376	1,362
Deltek, Inc. (6)	10/10/2018	4.50%	L+3.50	Software	2,962	2,971	2,934
Dole Food Company, Inc. (6)	11/1/2018	4.50%	L+3.50	Food Products	3,637	3,630	3,603
DPX Holdings B.V. (3), (6)	3/11/2021	4.25%	L+3.25	Life Sciences Tools & Services	1,990	1,986	1,937
DTZ U.S. Borrower, LLC (3), (5), (6)	11/4/2021	5.50%	L+4.50	Real Estate Management & Development	1,250	1,231	1,250
Duff & Phelps Corporation (6)	4/23/2020	4.50%	L+3.50	Capital Markets	3,456	3,458	3,424
DynCorp International Inc. (6)	7/7/2016	6.25%	L+4.50	Aerospace & Defense	2,189	2,196	2,186
Electrical Components International, Inc. (6)	5/28/2021	5.75%	L+4.75	Electrical Equipment	1,990	1,995	1,994
Emerald Expositions Holding, Inc. (6)	6/17/2020	4.75%	L+3.75	Media	2,748	2,771	2,702
Evergreen Acqco 1 LP (6)	7/9/2019	5.00%	L+3.75	Multiline Retail	1,995	2,002	1,935
EWT Holdings III Corp. (6)	1/15/2021	4.75%	L+3.75	Machinery	990	986	974
Exgen Renewables I, LLC (6)	2/6/2021	5.25%	L+4.25	Independent Power & Renewable Electricity Producers	1,408	1,413	1,415
Expro Finservices S.à r.l. (3), (6)	9/2/2021	5.75%	L+4.75	Energy Equipment & Services	1,995	1,966	1,646
Fairmount Minerals, Ltd. (6)	9/5/2019	4.50%	L+3.50	Metals & Mining	2,963	2,978	2,701
Fitness International, LLC (6)	7/1/2020	5.50%	L+4.50	Hotels, Restaurants & Leisure	1,301	1,289	1,249
Global Tel*Link Corporation (6)	5/22/2020	5.00%	L+3.75	Diversified Telecommunication Services	1,704	1,675	1,691
Great Wolf Resorts, Inc. (6)	8/6/2020	5.75%	L+4.75	Hotels, Restaurants & Leisure	2,962	2,969	2,946
Greeneden U.S. Holdings II, LLC (6)	11/13/2020	4.50%	L+3.50	Software	1,980	1,971	1,965
HGIM Corp. (6)	6/18/2020	5.50%	L+4.50	Marine	1,481	1,486	1,204
Hyland Software, Inc. (6)	2/19/2021	4.75%	L+3.75	Software	1,355	1,349	1,346
Ikaria, Inc. (6)	2/12/2021	5.00%	L+4.00	Health Care Providers & Services	2,504	2,509	2,498
Immucor, Inc. (6)	8/17/2018	5.00%	L+3.75	Health Care Equipment & Supplies	995	1,003	985
Indra Holdings Corp. (6)	4/30/2021	5.25%	L+4.25	Textiles, Apparel & Luxury Goods	1,244	1,232	1,231
Information Resources, Inc. (6)	9/30/2020	4.75%	L+3.75	Professional Services	1,975	1,988	1,970
Inmar, Inc. (6)	1/27/2021	4.25%	L+3.25	Commercial Services & Supplies	1,990	1,973	1,938
Interactive Data Corporation (6)	4/30/2021	4.75%	L+3.75	Media	1,990	2,011	1,981
Ion Media Networks, Inc. (6)	12/18/2020	4.75%	L+3.75	Media	1,985	1,997	1,965
J.C. Penney Corporation, Inc. (3), (6)	6/20/2019	5.00%	L+4.00	Multiline Retail	1,496	1,493	1,442
Jazz Acquisition, Inc. (6)	6/18/2021	4.50%	L+3.50	Aerospace & Defense	1,990	1,995	1,975
Key Safety Systems, Inc. (6)	8/27/2021	4.75%	L+3.75	Auto Components	1,496	1,489	1,489
La Frontera Generation, LLC (6)	9/30/2020	4.50%	L+3.50	Independent Power & Renewable Electricity Producers	1,839	1,850	1,817
Landmark Aviation FBO Canada, Inc.(3), (5), (6)	10/25/2019	4.75%	L+3.75	Aerospace & Defense	76	76	75
Landslide Holdings, Inc. (6)	2/25/2020	5.00%	L+4.00	Software	993	988	978

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 135.2% of net assets
Learning Care Group (US) No. 2 Inc. (6)	5/5/2021	5.50%	L+4.50	Diversified Consumer Services	$1,026	$1,022	$1,018
Leonardo Acquisition Corp. (6)	1/29/2021	4.25%	L+3.25	Internet & Catalog Retail	2,978	2,989	2,901
LM U.S. Member LLC (5), (6)	10/25/2019	4.75%	L+3.75	Aerospace & Defense	1,914	1,923	1,900
Millennium Health, LLC (6)	4/16/2021	5.25%	L+4.25	Health Care Providers & Services	1,197	1,186	1,194
Mitchell International, Inc. (6)	10/13/2020	4.50%	L+3.50	Software	2,977	2,992	2,943
Murray Energy Corporation (6)	12/5/2019	5.25%	L+4.25	Oil, Gas & Consumable Fuels	2,977	2,965	2,875
National Financial Partners Corp. (6)	7/1/2020	4.50%	L+3.50	Insurance	2,491	2,508	2,473
Onex Carestream Finance LP (6)	6/7/2019	5.00%	L+4.00	Health Care Equipment & Supplies	1,858	1,865	1,854
Opal Acquisition, Inc. (6)	11/27/2020	5.00%	L+4.00	Health Care Providers & Services	2,970	2,949	2,948
Ortho-Clinical Diagnostics S.A. (3), (6)	6/30/2021	4.75%	L+3.75	Health Care Providers & Services	1,990	1,987	1,962
OSG Bulk Ships, Inc. (3), (6)	8/5/2019	5.25%	L+4.25	Oil, Gas & Consumable Fuels	1,492	1,479	1,459
OSG International, Inc. (3), (6)	8/5/2019	5.75%	L+4.75	Oil, Gas & Consumable Fuels	1,492	1,479	1,455
P2 Lower Acquisition, LLC (6)	10/22/2020	5.50%	L+4.50	Health Care Providers & Services	2,112	2,106	2,091
Pharmedium Healthcare Corporation (6)	1/28/2021	4.25%	L+3.25	Pharmaceuticals	2,370	2,383	2,307
Phillips-Medisize Corporation (6)	6/16/2021	4.75%	L+3.75	Health Care Equipment & Supplies	1,221	1,219	1,205
PRA Holdings, Inc. (6)	9/23/2020	4.50%	L+3.50	Life Sciences Tools & Services	1,638	1,638	1,620
Quikrete Holdings, Inc. (6)	9/28/2020	4.00%	L+3.00	Construction Materials	2,836	2,848	2,803
RCHP, Inc. (6)	4/23/2019	6.00%	L+5.00	Health Care Providers & Services	1,990	1,973	1,980
Renaissance Learning, Inc. (6)	4/9/2021	4.50%	L+3.50	Software	1,985	1,983	1,947
RGIS Services, LLC (6)	10/18/2017	5.50%	L+4.25	Commercial Services & Supplies	2,962	2,948	2,718
Scientific Games International, Inc. (3), (6)	10/1/2021	6.00%	L+5.00	Hotels, Restaurants & Leisure	2,000	1,981	1,976
Sears Roebuck Acceptance Corp. (3), (6)	6/29/2018	5.50%	L+4.50	Multiline Retail	997	981	962
Securus Technologies Holdings, Inc. (6)	4/30/2020	4.75%	L+3.50	Diversified Telecommunication Services	1,904	1,878	1,885
Spin Holdco Inc. (6)	11/14/2019	4.25%	L+3.25	Diversified Consumer Services	2,970	2,971	2,929
Standard Aero Limited (3), (6)	11/2/2018	5.00%	L+4.00	Aerospace & Defense	618	624	618
STHI Holding Corp. (6)	8/6/2021	4.50%	L+3.50	Life Sciences Tools & Services	1,995	1,986	1,984
STS Operating, Inc. (6)	2/12/2021	4.75%	L+3.75	Trading Companies & Distributors	1,985	1,997	1,955
Surgery Center Holdings, Inc. (6)	11/3/2020	5.25%	L+4.25	Health Care Providers & Services	2,000	1,990	1,953
Thermasys Corp. (6)	5/3/2019	5.25%	L+4.00	Machinery	1,839	1,843	1,811
TMS International Corp. (6)	10/16/2020	4.50%	L+3.50	Metals & Mining	2,970	2,976	2,977
TPF II LC, LLC (6)	9/29/2021	5.50%	L+4.50	Independent Power & Renewable Electricity Producers	1,000	993	1,002

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans (continued) — 20.7% of net assets
Solenis International, L.P. (6)	7/31/2022	7.75%	L+6.75	Chemicals	$500	$498	$487
TWCC Holding Corp. (6)	6/26/2020	7.00%	L+6.00	Media	2,000	1,991	1,923
Tyche Holdings, LLC (6)	11/11/2022	9.00%	L+8.00	IT Services	500	495	495
WP CPP Holdings, LLC (6)	4/30/2021	8.75%	L+7.75	Aerospace & Defense	1,000	1,022	955
Total Second Lien Floating Rate Loans					$30,921	$30,842	$29,841
CLO Equity — 35.7% of Net Assets
Apidos CLO XIV, Income Notes (3), (4)	4/15/2025				$5,900	$5,299	$5,337
Ares XXIX CLO Ltd., Subordinated Notes (3), (4)	4/17/2026				4,750	4,339	4,239
Avery Point II CLO, Limited, Income Notes (3), (4)	7/17/2025				3,200	2,764	2,697
Blue Hill CLO, Ltd., Subordinated Notes (3), (4)	1/15/2026				5,400	4,709	4,588
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4)	1/15/2026				100	94	91
Carlyle Global Market Strategies CLO 2013-3, Ltd., Subordinated Notes (3), (4)	7/15/2025				2,750	2,096	2,311
Cent CLO 18 Limited, Subordinated Notes (3), (4)	7/23/2025				4,675	4,007	3,940
Cent CLO 19 Limited, Subordinated Notes (3), (4)	10/29/2025				2,750	2,402	2,299
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4)	4/18/2026				5,250	4,686	4,187
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4)	11/17/2025				2,750	2,362	2,259
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4)	4/18/2026				3,750	3,315	3,376
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4)	10/20/2024				1,000	849	838
Magnetite VIII, Limited, Subordinated Notes (3), (4)	4/15/2026				3,000	2,911	2,680
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4)	10/15/2025				3,410	2,786	2,773
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4)	1/15/2024				5,500	4,571	4,210
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4)	8/12/2026				2,500	2,482	2,327
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4)	4/18/2026				4,000	3,591	3,425
Total CLO Equity					$60,685	$53,263	$51,577
Total Non-Control/Non-Affiliate Investments (7) — 191.6% of Net Assets					$289,827	$282,133	$276,370
Liabilities in Excess of Other Assets — (91.6%) of Net Assets							(132,135)
Net Assets — 100.0%							$144,235

(1)
Floating rate debt investments typically bear interest at a rate determined by reference to either the LIBOR index rate or the PRIME index rate, and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2014.

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

(5)	All or a portion of this position had not settled as of December 31, 2014.

(6)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(7)
Net unrealized loss for federal income tax purposes is $(8,273) as of December 31, 2014 based on a tax cost of $284,643. Aggregate gross unrealized gains for federal tax purposes as of December 31, 2014 was $182, and gross unrealized losses for federal income tax purposes as of December 31, 2014 was $(8,455).

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MARCH 31, 2015
(in thousands, except share and per share amounts)

Note 1. Organization
American Capital Senior Floating, Ltd. (which is referred to as “ACSF”, “we”, "us" and “our”) was organized in February 2013 as a Maryland corporation and commenced operations on October 15, 2013. We are structured as an externally managed, non-diversified closed-end investment management company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In November 2013, we formed a wholly-owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company (“ACSF Funding”).
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
Investment Objective
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, "Senior Secured Floating Rate Loans" or "SFRLs") which are commonly referred to as leveraged loans. We also invest in equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by SFRLs and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us.
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for the fair presentation of the financial statements for the interim period have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Use of Estimates
The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reported period. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
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
As of March 31, 2015 and December 31, 2014, all of our investments were Non-Control/Non-Affiliate investments.
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
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our Manager's investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service, broker-dealers, and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then presented to the Investment Committee and reviewed and approved by our Audit and Compliance Committee. The valuation recommendations are then reviewed by our Board of Directors for final approval.
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
We may, from time to time, transact in purchases or sales of securities with affiliates of our Manager at fair market value on the trade date. During the three months ended March 31, 2015 and 2014, total proceeds from sales to affiliates were $0 and $6,545, respectively.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2015 and December 31, 2014, we had no loans on non-accrual status.
Interest income on the CLO equity investments is recognized using the effective interest method as required by ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets. At the time of purchase, we estimate the expected future cash flows and determine the effective interest rate based on these estimated cash flows and our cost basis.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

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
Offering Costs
Offering costs consist of fees and expenses incurred in connection with our IPO of common stock including legal, accounting and printing fees, but exclusive of underwriting commissions, which were paid by our Manager. There were no offering costs charged to capital during the three months ended March 31, 2015 and $844 of offering costs charged to capital during the three months ended March 31, 2014.
Dividends to Common Stockholders
Dividends to common stockholders are recorded on the ex-dividend date.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. An entity is required to apply the guidance in ASU 2015-03 on a retrospective basis such that the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle including the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements and do not believe its adoption will have a material impact on our consolidated financial statements.
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
Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. The management fee is prorated for any partial period and totaled $578 and $426 for the three months ended March 31, 2015 and 2014, respectively.
Since our Manager has no employees, it has entered into an administrative agreement with both its parent and American Capital pursuant to which our Manager will be provided with personnel, services and resources necessary for our Manager to perform its obligations under the management agreement.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

We have also agreed to reimburse our Manager and its affiliates for certain expenses related to operations incurred on our behalf, excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or its affiliates who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. In addition, our Manager or one of its affiliates may pay for or incur certain expenses and then allocate these expenses to ACSF. For the three months ended March 31, 2015 and 2014, we recognized $262 and $241, respectively, of expenses that are reimbursable to our Manager and its affiliates.
Expense Cap
For 24 months following the date of our IPO, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this operating expense limit, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the limit described above. Subsequent to the first full 24 months after the date of our IPO, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations. For the three months ended March 31, 2015 and 2014, our Manager was responsible for $245 and $290, respectively, of operating expenses as a result of the expense cap.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator—net increase in net assets resulting from operations	$3,791	$2,120
Denominator—weighted average shares (1)	10,000,100	10,000,100
Earnings per share	$0.38	$0.21

(1)	Assumes the 10,000,000 common shares issued in our IPO on January 22, 2014 were issued on January 1, 2014.
Note 5. Investments
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

Level 3: Inputs are unobservable and cannot be corroborated by observable market data. In certain cases, investments classified within Level 3 may include securities for which we have obtained indicative quotes from broker-dealers that do not necessarily represent prices the broker may be willing to trade on.
The valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Our SFRLs are predominately valued based on evaluated prices from a nationally recognized independent pricing service or from third-party brokers who make markets in such debt investments. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range and dispersion of third-party estimates, frequency of pricing updates, comparison of recent trade activity for similar securities, and review for consistency with market conditions observed as of the measurement date.
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
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions for default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. For the three months ended March 31, 2015, there were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process compared to the period ended December 31, 2014.
The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$192,728	$—	$188,796	$3,932
Second lien floating rate loans	29,079	—	28,662	417
CLO equity	50,753	—	—	50,753
Total Investments	$272,560	$—	$217,458	$55,102

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

	December 31, 2014
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$194,952	$—	$189,274	$5,678
Second lien floating rate loans	29,841	—	26,601	3,240
CLO equity	51,577	—	—	51,577
Total Investments	$276,370	$—	$215,875	$60,495

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2015 as well as the portion of net unrealized appreciation/(depreciation) for the three months ended March 31, 2015 related to those assets still held as of March 31, 2015:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Total
Beginning Balance – December 31, 2014	$5,678	$3,240	$51,577	$60,495
Purchases	—	—	3,988	3,988
Sales	—	—	(2,283)	(2,283)
Repayments (1)	(10)	—	(3,244)	(3,254)
Amortization of discount/premium (2)	2	—	1,709	1,711
Transfers out (3)	(2,961)	(3,240)	—	(6,201)
Transfers in (3)	1,249	493	—	1,742
Realized gains, net	—	—	278	278
Unrealized depreciation, net	(26)	(76)	(1,272)	(1,374)
Ending Balance – March 31, 2015	$3,932	$417	$50,753	$55,102
Net change in unrealized appreciation / (depreciation) reported within the net change in unrealized appreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held as of March 31, 2015	$(26)	$(76)	$(1,057)	$(1,159)

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2014 as well as the portion of net unrealized appreciation for the three months ended March 31, 2014 related to those assets still held as of March 31, 2014:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO equity	Total
Beginning Balance – December 31, 2013	$36,257	$3,536	$30,172	$69,965
Purchases	9,505	7,431	8,393	25,329
Sales	(7,025)	—	—	(7,025)
Repayments (1)	(213)	—	(1,809)	(2,022)
Amortization of discount/premium (2)	4	2	1,095	1,101
Transfers out (3)	(11,209)	—	—	(11,209)
Transfers in (3)	8,019	—	—	8,019
Realized gains, net	94	—	—	94
Unrealized appreciation, net	108	80	62	250
Ending Balance – March 31, 2014	$35,540	$11,049	$37,913	$84,502
Net change in unrealized appreciation reported within the net change in unrealized appreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held as of March 31, 2014	$199	$80	$62	$341

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period.

     The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of March 31, 2015:

				Range
	Fair Value as of March 31, 2015	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
First lien floating rate loans	$3,932	Third-party vendor pricing service	Vendor quotes	N/A	N/A	N/A
Second lien floating rate loans	417	Market Yield Analysis	Discount Rate	12.9%	12.9%	12.9%
CLO equity	50,753	Discounted Cash Flow	Discount rate Prepayment rate Default rate	14.1% 30.0% 0.9%	18.5% 33.0% 1.6%	15.1% 30.3% 1.5%
Total	$55,102

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of December 31, 2014:

				Range
	Fair Value as of December 31, 2014	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
First lien floating rate loans	$5,678	Third-party vendor pricing service	Vendor quotes	N/A	N/A	N/A
Second lien floating rate loans	3,240	Third-party vendor pricing service	Vendor quotes	N/A	N/A	N/A
CLO equity	51,577	Discounted Cash Flow	Discount rate Prepayment rate Default rate	13.1% 30.0% 0.25%	15.6% 35.0% 2.0%	13.9% 30.3% 1.5%
Total	$60,495
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

We use the Global Industry Classification Standard (“GICS®”) to classify the industry groupings of our SFRL investments. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total Senior Secured Floating Rate Loans as of March 31, 2015 and December 31, 2014. Our investments in CLO equity are excluded from the table.

	March 31, 2015	December 31, 2014
Health Care Providers & Services	9.6%	9.9%
Media	7.8%	7.7%
Aerospace & Defense	7.6%	7.4%
Software	7.5%	7.4%
Hotels, Restaurants & Leisure	6.3%	6.7%
Insurance	5.0%	4.1%
Commercial Services & Supplies	4.8%	5.0%
Health Care Equipment & Supplies	3.3%	3.3%
Containers & Packaging	2.6%	2.9%
Life Science Tools & Services	2.5%	2.5%
Oil, Gas & Consumable Fuels	2.5%	2.8%
Food & Staples Retailing	2.5%	2.4%
Professional Services	2.4%	2.5%
Multiline Retail	2.2%	1.9%
Pharmaceuticals	2.2%	1.0%
IT Services	2.1%	1.0%
Diversified Consumer Services	2.1%	2.0%
Textiles, Apparel & Luxury Goods	1.8%	1.8%
Chemicals	1.8%	1.8%
Food Products	1.8%	2.2%
Independent Power and Renewable Electricity Producers	1.6%	2.2%
Diversified Telecommunication Services	1.6%	1.6%
Capital Markets	1.6%	1.5%
Machinery	1.4%	2.3%
Transportation Infrastructure	1.3%	1.3%
Distributors	1.3%	0.7%
Internet & Catalog Retail	1.3%	1.3%
Trading Companies & Distributors	1.3%	1.3%
Construction Materials	1.3%	1.3%
Metals & Mining	1.2%	2.5%
Energy Equipment & Services	1.0%	1.0%
Building Products	0.9%	1.3%
Health Care Technology	—%	1.0%
Other	5.8%	4.4%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

Note 6. Debt
Revolving Credit Facility
On October 15, 2013, we entered into a revolving credit facility with ACAM (the “ACAM Facility”) which provided up to $200,000 to finance eligible investments, working capital expenses and general corporate requirements (comprised of Loan A and Loan B). Under the ACAM Facility, we were able to draw up to $180,000 under Loan A and up to $20,000 under Loan B at any one time. Any amounts drawn on Loan A had a fixed interest rate of 4.75% per annum and any amounts drawn on Loan B had a fixed interest rate of 7.25% per annum, with all interest paid upon maturity of the ACAM Facility. The ACAM Facility matured on the closing date of our IPO. On January 22, 2014, we repaid the ACAM Facility in full plus accrued interest and terminated it. For the three months ended March 31, 2014 we incurred interest expense of $568 on the ACAM Facility.
Secured Revolving Credit Facility
On December 18, 2013, ACSF Funding entered into a two-year $140,000 secured revolving credit facility with Bank of America, N.A., as agent (the “Credit Facility”). ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of March 31, 2015 and December 31, 2014, the fair value of the assets pledged as collateral in ACSF Funding were $217,529 and $220,421, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2015, the commitment termination date, subject to certain terms and conditions, including maintaining a borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date, which is December 18, 2015, unless otherwise extended.
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
As of March 31, 2015, there was $127,800 outstanding under the Credit Facility, which had a fair value of $127,800 and a weighted average interest rate of 2.02%. As of December 31, 2014, there was $130,000 outstanding under the Credit Facility, which had a fair value of $130,000 and a weighted average interest rate of 1.96%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of March 31, 2015 and December 31, 2014, ACSF Funding was in compliance with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the investments pledged as collateral by ACSF Funding.
For the three months ended March 31, 2015, we incurred interest expense and commitment fees on the Credit Facility of $637 and $21, respectively. For the three months ended March 31, 2014, we incurred interest expense and commitment fees on the Credit Facility of $399 and $25, respectively.
    The average debt outstanding for the three months ended March 31, 2015 was $128,958. The weighted average annual interest cost, including commitment fees, for the three months ended March 31, 2015 was 2.07%. Inclusive of 0.30% for amortization of debt issuance costs, the total average cost of funding for the three months ended March 31, 2015 was 2.37%.
The average debt outstanding for the three months ended March 31, 2014 was $119,133. The weighted average annual interest cost, including commitment fees, for the three months ended March 31, 2014 was 3.38%. Inclusive of 0.33% for amortization of debt issuance costs, the total average cost of funding for the three months ended March 31, 2014 was 3.71%. The average debt outstanding and weighted average annual interest cost for the three months ended March 31, 2014 include both the ACAM Facility and the Credit Facility. The maximum amount of debt outstanding during the three months ended March 31, 2015 and 2014 was $134,600 and $194,748, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

Note 7. Taxes
Tax Sharing Agreement
For the period prior to our IPO, during which we were treated as a taxable corporation under Subchapter C of the Code ("C corporation") for tax purposes, we had a tax sharing agreement with American Capital and other members of its consolidated tax group, under which such members bore their full share of their individual tax obligation and members were compensated for their losses and other tax benefits that were able to be used by other members of the consolidated tax group based on their pro-forma stand-alone federal income tax return. The provision for income taxes attributable to our income during the three months ended March 31, 2014 totaled $279.
As part of our election to be taxed as a RIC, we intend to make a “deemed sale election” whereby we will treat our net unrealized gains (“Net Built-in Gain”) on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. The federal estimated tax sharing payment that we owed to American Capital attributed to our Net Built-in Gain was $574. American Capital waived this payment, which was then treated as a deemed capital contribution to us.
Income Taxes
We intend to file an election to be treated as a RIC for income tax purposes on our federal income tax return beginning with the date of our IPO. In order to qualify as a RIC, among other things, we are required to distribute annually at least 90% of our ordinary income, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we are not subject to the entity level taxes on earnings timely distributed to our stockholders. We intend to make sufficient annual distributions to substantially eliminate our corporate level income taxes.
Income determined under GAAP differs from income determined under tax because of both temporary and permanent differences in income and expense recognition, including (i) unrealized gains and losses associated with debt investments marked to fair value for GAAP but excluded from taxable income until realized or settled, (ii) timing difference on income recognition for our CLO equity investments, (iii) premium amortization and gain adjustments attributable to the Net Built-in Gain recognized upon our IPO and (iv) capital losses in excess of capital gains do not reduce taxable income, and generally can be carried forward to offset capital gains.
At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three months ended March 31, 2015 and 2014, we accrued excise tax of $70 and $0, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

Note 8. Consolidated Financial Highlights

	Three Months Ended March 31,
	2015	2014
Per Share Data (1):
Net asset value, beginning of period (2)	$14.42	$15.00
Net investment income	0.31	0.19
Net realized and unrealized gain on investments	0.07	0.02
Net increase in net assets resulting from operations	0.38	0.21
Capital contribution (3)	—	0.06
Accretion (4)	—	0.10
Offering costs related to public offering	—	(0.08)
Dividends to stockholders	(0.29)	(0.18)
Net asset value, end of period	$14.51	$15.11
Per share market value, end of period	$13.10	$14.04
Total return based on market value (5), (9)	10.52%	(5.19)%
Total return based on net asset value (5), (9)	2.81%	2.03%
Ratios to Average Net Assets:
Net investment income (6)	8.49%	5.82%
Operating expenses (6), (7)	2.38%	2.69%
Interest and related expenses (6)	2.10%	3.52%
Total expenses (6), (7)	4.48%	6.21%
Supplemental Data:
Net assets, end of period	$145,126	$151,140
Shares outstanding, end of period	10,000,100	10,000,100
Average debt outstanding	$128,958	$119,133
Asset coverage per unit, end of period (8)	2,136	2,173
Portfolio turnover ratio (9)	13.30%	7.81%

(1)
Per share data for the three months ended March 31, 2014 presumes the issuance of 10 million shares of common stock on January 1, 2014 that were issued in the IPO, which closed on January 22, 2014. There was no established public trading market for the stock prior to the pricing of the IPO.

(2)	The IPO price of $15.00 per share was used as the net asset value, beginning of period for the three months ended March 31, 2014.

(3)	Capital contribution from our Manager for $574 of federal taxes due on the net built-in gain on investments as a result of tax conversion to a RIC at the time of the IPO.

(4)
The IPO issuance price of $15.00 per share was below the net asset value at that time. The amount reflects the immediate benefit to common stockholders at the time of the IPO for results of operations in 2013.

(5)
Total return is based on the change in market price or net asset value per share during the period and takes into account dividends reinvested in accordance with the dividend reinvestment and stock purchase plan. The IPO price of $15.00 per share was used as the starting value for the total return for the three months ended March 31, 2014.

(6)	Annualized for periods less than one year.

(7)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the expense cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.06% and 5.16%, respectively, without the expense cap for the three months ended March 31, 2015 and 3.63% and 7.15%, respectively, without the expense cap for the three months ended March 31, 2014.

(8)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

(9)	Not annualized for periods less than one year.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
MARCH 31, 2015
(in thousands, except share and per share amounts)

Note 9. Capital Transactions
The following table details the common stock transactions that occurred during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Shares	Amount (1)	Shares	Amount (1)
Common stock outstanding - beginning of period	10,000,100	$151,231	100	$1
Common stock issued in connection with the IPO	—	—	10,000,000	150,000
Offering costs	—	—	—	(844)
Contribution for taxes waived	—	—	—	574
Common stock outstanding - end of period	10,000,100	$151,231	10,000,100	$149,731

(1)	Includes amount reflected in common stock, par value and paid-in capital in excess of par.
Offering costs associated with the IPO totaled $844 and were recorded as a reduction of the proceeds from the IPO. In connection with the IPO, the underwriters received an underwriting discount and commission (sales load) of $7,952 that was paid by our Manager.
The table below details the dividends declared on our shares of common stock since the completion of our IPO:

Quarterly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.180	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.280	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.280	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.290	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.290	$2,900

Monthly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
Inception to Date Total				$1.708	$17,080
Note 10. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of March 31, 2015 or December 31, 2014.
We did not engage in any off-balance sheet activities as of March 31, 2015 or December 31, 2014.
Note 11. Subsequent Event
On May 4, 2015, we declared monthly dividends of $0.097 per share for each of May, June and July 2015.

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
Overview
American Capital Senior Floating, Ltd. ("ACSF", "we", "our" and "us"), a Maryland corporation organized in February 2013 that commenced operations on October 15, 2013, is an externally managed, non-diversified closed-end investment management company. We have elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). In addition, for tax purposes we intend to elect to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
On January 15, 2014, we priced our initial public offering ("IPO"), selling 10.0 million shares of common stock, at a price of $15.00 per share for net proceeds of $149.2 million. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF”. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
Our investment activities are managed by American Capital ACSF Management, LLC (our "Manager"). Under our management agreement with our Manager, we have agreed to pay our Manager an annual base management fee of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager. For the first two years following the IPO, our Manager has agreed that annual other operating expenses, as defined in our management agreement, will generally not exceed 75 basis points of ACSF’s quarter end consolidated net assets, excluding unrealized gains or losses. Our Board of Directors, a majority of whom are independent of us, provides overall supervision of our activities, and our Manager supervises our day-to-day activities.
On November 14, 2013, we formed a wholly-owned consolidated financing subsidiary, ACSF Funding I, LLC, a Delaware limited liability company (“ACSF Funding”). On December 18, 2013, ACSF Funding entered into a two-year $140 million secured revolving credit facility with Bank of America, N.A., as agent (the “Credit Facility”). The Credit Facility is scheduled to mature on December 18, 2015 and generally bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.80%. The Credit Facility is secured by ACSF Funding's assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. Advance rates vary on the type of collateral owned and can range up to 80%.
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

Investments
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, "Senior Secured Floating Rate Loans", "SFRLs" or "Loan Portfolio") which are commonly referred to as leveraged loans. Standard and Poor's ("S&P") defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization ("EBITDA") of greater than $50 million. Senior Secured Floating Rate Loans are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest in equity tranches of collateralized loan obligations ("CLOs") which are securitized vehicles collateralized primarily by SFRLs and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in Senior Secured Floating Rate Loans or CLOs that are pooled investment vehicles that invest primarily all of their assets in Senior Secured Floating Rate Loans.
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
Expenses
We do not have any employees and do not pay our officers any cash or non-cash equity compensation. We pay, or reimburse our Manager and its affiliates, for expenses related to our operations incurred on our behalf, excluding employment-related expenses of our and our Manager's officers and any employees of American Capital or the parent company of our Manager who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. However, for the first full 24 months after the date of our IPO, our other operating expenses are limited to an annual rate of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. For the purposes of the preceding other operating expense limit, other operating expenses include both (i) our operating expenses reimbursed to our Manager and its affiliates for expenses related to our operations incurred on our behalf, and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. Subsequent to the first full 24 months after the date of our IPO, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations.
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

Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The loan market has grown substantially in recent years with the amount of total loans outstanding exceeding $800 billion as of March 31, 2015. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite the size and liquidity of the loan market, there continues to be volatility in the loan market as a result of (i) the dynamic correlation between retail fund flows, the rate of CLO issuance and amount of new issue supply and (ii) the financial performance of the underlying issuers that comprise the asset class. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with high quality first lien and second lien transactions supporting leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for large to mid-sized borrowers. Similarly, the CLO equity pipeline also remains very healthy with a backlog of managers raising capital for new investment vehicles.
The primary loan market volume during the first quarter of 2015 was less than the volume during the first quarter of 2014, driven largely by a drop in refinancing and recapitalization activity. In addition, CLO formation was strong during the first quarter of 2015 at over $29 billion, while retail fund flows remained relatively flat for the quarter. These technical factors contributed to rising loan prices in the secondary market, with the average bid of the S&P/LSTA Leveraged Loan Index rising to 96.98 on March 31, 2015 from 95.92 on December 31, 2014.
Portfolio and Investment Activity
As of March 31, 2015, our portfolio had a fair market value of $272.6 million, a cost basis of $277.9 million and was comprised of 71% first lien loans, 11% second lien loans and 18% CLO equity, measured at fair value. The Loan Portfolio consisted of 121 portfolio companies in 41 industries, and the CLO portfolio included 17 CLOs managed by 13 collateral managers with vintages ranging from 2012-2015. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.75%. The weighted average LIBOR floor in our Loan Portfolio was 1.02% as of March 31, 2015. The following table depicts a summary of the portfolio as of March 31, 2015:

($ in thousands)	Cost	Fair Market Value	Cumulative Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$194,099	$192,728	$(1,371)	5.02%
Second lien floating rate loans	30,089	29,079	(1,010)	7.81%
Total Senior Secured Floating Rate Loans	224,188	221,807	(2,381)	5.39%
CLO equity	53,711	50,753	(2,958)	14.02%
Total Investment Portfolio	$277,899	$272,560	$(5,339)	7.06%

The portfolio is actively managed, with a turnover ratio of 13.30% for the three months ended March 31, 2015. During the quarter, Loan Portfolio rotation was reflective of our active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The turnover in the CLO portfolio during the three months ended March 31, 2015 was a result of the ongoing investment required to keep the CLO portfolio fully invested due to the amortizing nature of the investments coupled with active management to diversify the vintage and manager make-up of the CLO portfolio. The average yield during the three months ended March 31, 2015 on the Loan Portfolio, CLO equity and total portfolio was 5.37%, 13.66% and 6.93%, respectively. The following tables depict the portfolio activity for the three months ended March 31, 2015:

	First Lien		Second Lien		CLO Equity		Total
($ in thousands)	Amount	Yield (at cost)	Amount	Yield (at cost)	Amount	Yield (at cost)	Amount	Yield (at cost)
December 31, 2014 Investments at Fair Value	$194,952	4.98%	$29,841	7.81%	$51,577	13.64%	$276,370	6.92%
Purchases	29,701	5.34%	2,491	9.25%	3,988	17.12%	36,180	6.60%
Sales	(31,116)	(5.11)%	(3,264)	(8.86)%	(2,283)	(18.93)%	(36,663)	(6.25)%
Repayments (1)	(2,525)	(5.12)%	(8)	(6.37)%	(3,244)	(13.64)%	(5,777)	(9.93)%
Non-cash income accrual (2)	7	N/A	3	N/A	1,709	N/A	1,719	N/A
Net realized gains	4	N/A	25	N/A	278	N/A	307	N/A
Net unrealized appreciation / (depreciation)	1,705	N/A	(9)	N/A	(1,272)	N/A	424	N/A
March 31, 2015 Investments at Fair Value	$192,728	5.02%	$29,079	7.81%	$50,753	14.02%	$272,560	7.06%

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three months ended March 31, 2015.

(2)
Amount reflected in non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued using the effective interest method for the CLOs during the three months ended March 31, 2015.

	Three Months Ended March 31, 2015
	Loan	CLO	Total Portfolio
Portfolio Companies - December 31, 2014	117	16	133
Purchases (new)	19	2	21
Purchases (add-on to existing)	4	—	4
Complete exit	15	1	16
Portfolio Companies - March 31, 2015	121	17	138

As of December 31, 2014, our portfolio had a fair market value of $276.4 million, a cost basis of $282.1 million and was comprised of 70% first lien loans, 11% second lien loans and 19% CLO equity, measured at fair value. The Loan Portfolio consisted of 117 portfolio companies in 40 industries, and the CLO portfolio included 16 CLOs managed by 14 collateral managers. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 1.00% and 1.75%. The weighted average LIBOR floor in our Loan Portfolio was 1.03% as of December 31, 2014. The following table depicts a summary of the portfolio as of December 31, 2014:

($ in thousands)	Cost	Fair Market Value	Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$198,028	$194,952	$(3,076)	4.98%
Second lien floating rate loans	30,842	29,841	(1,001)	7.81%
Total Senior Secured Floating Rate Loans	228,870	224,793	(4,077)	5.36%
CLO equity	53,263	51,577	(1,686)	13.64%
Total Investment Portfolio	$282,133	$276,370	$(5,763)	6.92%
The portfolio is actively managed, with a turnover ratio of 7.81% for the three months ended March 31, 2014. During the first quarter of 2014, the cost of the portfolio grew by approximately $80 million due to the investment of proceeds raised in the IPO. The average yield during the three months ended March 31, 2014 on the Loan Portfolio, CLO equity and total portfolio was 5.20%, 14.51% and 6.40%, respectively. The following tables depict the portfolio activity for the three months ended March 31, 2014:

	First Lien		Second Lien		CLO Equity		Total
($ in thousands)	Amount	Yield (at cost)	Amount	Yield (at cost)	Amount	Yield (at cost)	Amount	Yield (at cost)
Opening Balance, December 31, 2013	$154,207	4.90%	$15,186	7.97%	$30,172	14.64%	$199,565	6.61%
Purchases	73,946	4.82%	15,905	8.13%	8,393	13.05%	98,244	6.06%
Sales	(13,057)	(5.02)%	(1,005)	(8.34)%	—	n/a	(14,062)	(5.26)%
Repayments (1)	(3,871)	(4.40)%	(7)	(6.38)%	(1,809)	(16.21)%	(5,687)	(6.23)%
Non-cash income accrual (2)	(4)	n/a	4	N/A	1,095	N/A	1,095	N/A
Net realized gains	139	N/A	10	N/A	—	N/A	149	N/A
Net unrealized appreciation / (depreciation)	(76)	N/A	258	N/A	62	N/A	244	N/A
March 31, 2014 Investments at Fair Value	$211,284	4.81%	$30,351	8.04%	$37,913	14.26%	$279,548	6.44%

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three months ended March 31, 2015.

(2)
Amount reflected in non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued using the effective interest method for the CLOs during three months ended March 31, 2015.

	Three Months Ended March 31, 2014
	Loan	CLO	Total Portfolio
Portfolio Companies - December 31, 2013	69	8	77
Purchases (new)	41	2	43
Purchases (add-on to existing)	15	—	15
Complete Exit	8	—	8
Portfolio Companies - March 31, 2014	102	10	112

As of March 31, 2015, approximately 78% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least "B" or higher. The approximately 22% of the Loan Portfolio rated below B by S&P relates predominately to the second lien loan investments. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of March 31, 2015:

First Lien	Second Lien

As of December 31, 2014, approximately 77% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least "B" or higher. The approximately 23% of the Loan Portfolio rated below B by S&P relates predominately to the second lien loan investments. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of December 31, 2014:

First Lien	Second Lien

Results of Operations

Operating results for the three months ended March 31, 2015 and the 2014 were as follows:

	Three Months Ended March 31,
($ in thousands, except per share data)	2015	2014 (1)
Investment income:
First lien floating rate loans	$2,432	$2,264
Second lien floating rate loans	600	438
CLO equity	1,709	1,095
Total investment income	4,741	3,797
Expenses:
Interest and other debt related costs	755	1,088
Management fee	578	426
Other expenses (net)	278	277
Net expenses	1,611	1,791
Net investment income before tax	3,130	2,006
Income tax provision	(70)	(79)
Net investment income	3,060	1,927
Net realized and unrealized gain on investments:
Net realized gain on investments	307	149
Net unrealized appreciation on investments	424	244
Income tax provision	—	(200)
Net realized and unrealized gain on investments	731	193
Net increase in net assets resulting from operations	$3,791	$2,120

(1)
Following the IPO in January 2014, the incremental capital was deployed into the investment portfolio, which grew considerably during the quarter. As such, the average portfolio size, debt outstanding and associated income and expense amounts in the period presented may not be comparable.

Investment Income
Investment income increased by $0.9 million for the three months ended March 31, 2015 over the comparable period in 2014 primarily as a result of a larger investment portfolio, on average, coupled with a higher portfolio yield due to a larger allocation of CLO equity in the portfolio.
Net Expenses
Net expenses declined $0.2 million for the three months ended March 31, 2015 over the comparable period in 2014. The decline was driven by reduced interest expense on debt outstanding, which was partially offset by higher management fees as a result of prorating the fee for the first quarter of 2014 since the Management Agreement did not take effect until the closing of the IPO.

The following table outlines the costs associated with our debt financing during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
($ in thousands)	2015	2014
Interest expense	$637	$967
Commitment fees	21	25
Amortization of debt financing costs	97	96
Total Financing Costs	$755	$1,088

Average debt outstanding	$128,958	$119,133
Average cost of funding (1)	2.37%	3.71%
Weighted average interest rate	1.98%	3.25%

(1)	Includes interest, unfunded commitment fees and amortization of debt financing costs
Costs associated with our debt financing decreased by $0.3 million for the three months ended March 31, 2015 over the comparable period in 2014. While the average debt outstanding was higher in the first quarter of 2015, the decline in interest and other debt related costs was attributed to the lower average interest rate and cost of funding. Prior to the closing of the IPO, there was $194.7 million outstanding on the ACAM Facility, which bore an average interest rate of 5.00%. Following the IPO, the ACAM Facility was repaid and all subsequent borrowings were provided by the BAML Facility at an average price of LIBOR+1.80%.
Net Realized Gains
Sales and repayments of investments during the three months ended March 31, 2015 totaled $42.4 million, resulting in net realized gains of $0.3 million. The sale of one CLO equity position, Carlyle Global Market Strategies CLO 2013-3, contributed $0.3 million of realized gains for the quarter. Sales and repayments of investments during the three months ended March 31, 2014 totaled $19.7 million, resulting in net realized gains of $0.1 million.
Net Unrealized Appreciation / Depreciation
During the three months ended March 31, 2015, we recognized net unrealized appreciation on the investment portfolio of $0.4 million. The Loan Portfolio produced $1.7 million of unrealized appreciation during the quarter, which was reflective of higher prices in the broadly syndicated U.S. loan market as a result of continued demand for loans from CLO formation coupled with lackluster primary new loan issuance. The net unrealized appreciation on the Loan Portfolio was partially offset by $(1.1) million of net unrealized depreciation in CLO equity, which was primarily due to an increase to the discount rate used in the valuations as a result of an increase to the required targeted returns for this asset class and $(0.2) million from the reversal of previously recognized unrealized appreciation upon the exit of one CLO position. The net unrealized appreciation on investments for the three months ended March 31, 2014 was $0.2 million, which was comprised of $0.3 million of net unrealized appreciation, partially offset by $(0.1) million from the reversal of previously recognized net unrealized appreciation upon the exit or repayment of select loan investments.
Taxes
We intend to elect to be treated as a RIC under subchapter M of the Code for income tax purposes. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements; additionally, we must distribute annually at least 90% of our ordinary income, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we generally are not subject to the entity level taxes on earnings timely distributed to our stockholders. At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three months ended March 31, 2015 and 2014, we accrued federal excise tax of $0.1 million and $0, respectively.
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

Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of March 31, 2015, our net asset value was $14.51 per share and our closing market price was $13.10 per share.
Debt Capital
As of March 31, 2015, we had $127.8 million in borrowings outstanding on our Credit Facility and our debt to equity ratio was 0.88x. The fair value of assets pledged as collateral on our Credit Facility as of March 31, 2015 were $217.5 million. As of March 31, 2015, we had approximately $14.4 million of available liquidity consisting of $2.2 million of cash and cash equivalents and $12.2 million of available capacity on our Credit Facility. The commitment termination date on our Credit Facility is November 18, 2015, and all outstanding borrowings on that date must be repaid by the maturity date of December 18, 2015, unless the Credit Facility is otherwise extended. Prior to the commitment termination date, we plan to either extend the Credit Facility or obtain a new debt financing facility to replace the Credit Facility.
As a BDC, we are permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of March 31, 2015, our asset coverage was 214%.
Operating and Financing Cash Flows
For the three months ended March 31, 2015, net cash provided by operating activities was $5.5 million and was primarily from the collection of interest on our investment portfolio. For the three months ended March 31, 2014, net cash used in operating activities was $(91.3) million, which was primarily attributable to the purchase of investments using the capital raised in the IPO. For the three months ended March 31, 2015, net cash used in financing activities was $5.1 million and was attributed to $2.9 million for dividends paid and a net decrease in debt outstanding of $2.2 million. For the three months ended March 31, 2014, net cash provided by financing activities was $83.1 million, which was primarily attributable to net proceeds from our IPO of $149.2 million offset by a net decrease in the amount of debt outstanding of $65.8 million.
Off-Balance Sheet Arrangements
We currently engage in no off-balance sheet arrangements.
Dividends
When determining dividends, our Board of Directors considers estimated taxable income, GAAP income and economic performance. Actual taxable income may differ from GAAP income due to temporary and permanent differences in income and expense recognition and changes in unrealized appreciation and depreciation on investments. The specific tax characteristics will be reported to stockholders on Form 1099 after the end of the calendar year. We currently expect dividends for 2015 to be from ordinary taxable income.
On March 19, 2015, ACSF’s Board of Directors declared a $0.290 dividend per common share for the three months ended March 31, 2015, announced a change to the frequency of dividends to monthly from quarterly and announced the first monthly dividend for April 2015 of $0.097 per share. On May 4, 2015, a monthly dividend of $0.097 per share for each of May, June and July 2015 was announced. Since our January 2014 IPO, we have declared a total of $17.1 million in dividends, or $1.708 per share.

The table below details the dividends declared on our shares of common stock since the completion of our IPO (dollars in thousands, except per share data):

Quarterly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.180	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.280	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.280	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.290	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.290	$2,900

Monthly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
Inception to Date Total				$1.708	$17,080
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
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our Manager's investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service, broker-dealers, and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then presented to the Investment Committee and reviewed and approved by our Audit and Compliance Committee. The valuation recommendations are then reviewed by our Board of Directors for final approval.
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
The valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Our SFRLs are predominately valued based on evaluated prices from a nationally recognized independent pricing service or from third-party brokers who make markets in such debt investments. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range and dispersion of third-party estimates, frequency of pricing updates, comparison of recent trade activity for similar securities, and review for consistency with market conditions observed as of the measurement date.
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
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2015 and 2014, we had no loans on non-accrual status.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of March 31, 2015, 100% of the debt investments in our portfolio had interest rate floors between 1.00% and 1.75%, which, in the current interest rate environment where LIBOR is below 1.00%, has effectively converted those floating rate debt investments to fixed rate debt investments. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor, and therefore, our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of March 31, 2015, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our SFRL portfolio and debt financing.

($ in thousands except per share data) Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)	Net Increase (Decrease) per share
300	$4,803	$3,834	$969	$0.10
200	$2,556	$2,556	$—	$—
100	$335	$1,278	$(943)	$(0.09)
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
The above sensitivity analysis does not include our CLO equity investments. CLO equity investments are levered structures that are collateralized primarily with first lien floating rate loans that may have LIBOR floors and are levered primarily with floating rate debt that does not have a LIBOR floor. The residual cash flows available to the equity holders of the CLOs will decline as interest rates increase until interest rates surpass the LIBOR floors on the floating rate loans. However, the revenue recognized on our CLO equity investments is calculated using the effective interest method which incorporates a forward LIBOR curve in the projected cash flows. Any change to interest rates that is not in-line with the forward LIBOR curve used in the projections, in either the timing or magnitude of the change, will cause actual distributions to differ from the current projections and will impact the related revenue recognized from these investments.
The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO equity investments as of March 31, 2015(1).
(1) Forward LIBOR curve used to develop the cash flows incorporated in the March 31, 2015 valuations and the cash flows used to calculate the effective yield as of March 31, 2015. Source: Tullett Prebon as of March 2, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be a party to certain ordinary routine litigation incidental to our business, including the enforcement of our rights under contracts with our portfolio companies. We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A. Risk Factors
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	May 14, 2015	By:	/s/ John R. Erickson
John R. Erickson Executive Vice President and Chief Financial Officer (Principal Financial Officer)