Form 10-Q
period 2015-06-30
American Capital Senior Floating, Ltd.
filed 2015-08-13
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange     Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $.01 par value, outstanding as of August 12, 2015 was 10,000,100.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2015 (unaudited)	December 31, 2014
Assets:
Investments, fair value (cost of $277,680 and $282,133, respectively)	$272,191	$276,370
Cash and cash equivalents	2,458	1,757
Receivable for investments sold	3,812	2,983
Deferred financing costs	184	378
Interest receivable	560	704
Prepaid expenses and other assets	244	121
Receivable from affiliate (see note 3)	227	164
Total assets	$279,676	$282,477
Liabilities:
Secured revolving credit facility payable (see note 7)	$123,800	$130,000
Payable for investments purchased	8,400	4,226
Dividends payable (see note 10)	970	2,900
Management fee payable (see note 3)	563	577
Interest payable (see note 7)	76	80
Taxes payable (see note 8)	140	80
Payable to affiliate (see note 4)	183	212
Other liabilities and accrued expenses	180	167
Total liabilities	134,312	138,242
Commitments and contingencies (see note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000,100 and 10,000,100 issued and outstanding, respectively; 300,000,000 and 300,000,000 authorized, respectively	100	100
Paid-in capital in excess of par	151,131	151,131
Undistributed net investment income	603	133
Accumulated net realized loss from investments	(981)	(1,366)
Net unrealized depreciation on investments	(5,489)	(5,763)
Total net assets	145,364	144,235
Total liabilities and net assets	$279,676	$282,477
Net asset value per share outstanding	$14.54	$14.42

See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income:
Interest	$4,880	$4,590	$9,621	$8,387
Total investment income	4,880	4,590	9,621	8,387
Expenses:
Interest and commitment fee (see note 7)	661	683	1,319	1,675
Management fee (see note 3)	563	574	1,141	1,000
Insurance	115	135	233	243
Amortization of deferred financing costs	97	98	194	194
Other general and administrative expenses	394	407	799	866
Total expenses	1,830	1,897	3,686	3,978
Reimbursement for expense cap (see note 3)	(227)	(264)	(472)	(554)
Net expenses	1,603	1,633	3,214	3,424
Net investment income before taxes	3,277	2,957	6,407	4,963
Income tax provision (see note 8)	(57)	(30)	(127)	(109)
Net investment income	3,220	2,927	6,280	4,854
Net realized and unrealized (loss) / gain on investments:
Net realized gain on investments	78	115	385	264
Net unrealized (depreciation) / appreciation on investments	(150)	(193)	274	51
Income tax benefit / (provision)	11	—	11	(200)
Net realized and unrealized (loss) / gain on investments	(61)	(78)	670	115
Net increase in net assets resulting from operations ("Earnings")	$3,159	$2,849	$6,950	$4,969

Net investment income per share	$0.32	$0.29	$0.63	$0.49
Earnings per share (see note 5)	$0.32	$0.28	$0.70	$0.50
Dividend declared per share	$0.29	$0.28	$0.58	$0.46
Weighted average shares outstanding (1)	10,000	10,000	10,000	10,000

(1)	Assumes the issuance of 10,000 shares of common stock on January 1, 2014 that were issued in connection with the IPO, which closed on January 22, 2014.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Increase in net assets resulting from operations:
Net investment income	$6,280	$4,854
Net realized gain	385	52
Net unrealized appreciation on investments	285	63
Net increase in net assets resulting from operations	6,950	4,969

Dividends to common stockholders:
From net investment income	(5,810)	(4,600)

Capital transactions:
Proceeds from public offering	—	150,000
Offering costs	—	(770)
Contribution/(distribution) for taxes waived	(11)	574
Net (decrease) / increase in net assets from capital transactions	(11)	149,804
Net increase in net assets	1,129	150,173

Net assets:
Beginning of period	144,235	1,016
End of period	$145,364	$151,189

Undistributed net investment income included in net assets at end of period	$603	$500

Capital share activity:
Shares issued in public offering	—	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$6,950	$4,969
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gain on investments	(385)	(264)
Net unrealized appreciation on investments	(274)	(51)
Accretion of CLO interest income	(3,582)	(2,578)
Net amortization of (discount) / premium on loans	(24)	8
Amortization of deferred financing costs	194	194
Purchase of investments	(75,084)	(148,423)
Proceeds from disposition of investments	83,528	63,340
(Increase) decrease in receivable for investments sold	(829)	5,389
Increase (decrease) in payable for investments purchased	4,174	(10,606)
Increase in receivable from affiliate	(63)	(264)
Decrease (increase) in interest receivable	144	(326)
(Increase) decrease in prepaid expenses and other assets	(123)	98
Decrease in interest payable	(4)	(871)
Increase in other liabilities and accrued expenses	13	57
Decrease in payable to affiliate	(29)	(48)
(Decrease) increase in management fee payable	(14)	574
Increase (decrease) in taxes payable	49	(199)
Net cash provided by (used in) operating activities	14,641	(89,001)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	—	150,000
Offering costs from the issuance of common stock	—	(770)
Dividends paid	(7,740)	(1,800)
Proceeds from debt	55,800	149,900
Payments on debt	(62,000)	(216,648)
Deferred financing costs paid	—	(297)
Net cash (used in) provided by financing activities	(13,940)	80,385
Net increase (decrease) in cash and cash equivalents	701	(8,616)
Cash and cash equivalents at beginning of period	1,757	12,493
Cash and cash equivalents at end of period	$2,458	$3,877
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$1,323	$2,545
Cash paid for income taxes	$67	$517
Dividends declared and payable during the period	5,810	4,600
Supplemental disclosure of non-cash financing activity:
Contribution (distribution) for taxes waived	$(11)	$574

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans — 131.0% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	05/28/21	4.75%	L+3.75	1.00%	Hotels, Restaurants & Leisure	$1,982	$1,976	$1,888
Accellent Inc. (5)	03/12/21	4.50%	L+3.50	1.00%	Health Care Equipment & Supplies	1,975	1,975	1,967
Acosta Holdco, Inc. (5)	09/26/21	4.25%	L+3.25	1.00%	Media	2,487	2,447	2,483
ADMI Corp. (5), (8)	04/29/22	5.50%	L+4.50	1.00%	Health Care Providers & Services	550	549	553
Aegis Toxicology Sciences Corporation (5)	02/24/21	5.50%	L+4.50	1.00%	Health Care Providers & Services	1,650	1,641	1,592
Air Medical Group Holdings, Inc. (5)	04/28/22	4.50%	L+3.50	1.00%	Health Care Providers & Services	2,000	2,005	1,989
Albertson's LLC (5)	03/21/19	5.38%	L+4.38	1.00%	Food & Staples Retailing	997	993	1,003
Alliant Holdings I, LLC (5)	12/20/19	5.00%	L+4.00	1.00%	Insurance	1,742	1,726	1,748
American Tire Distributors, Inc. (5)	09/01/21	5.25%	L+4.25	1.00%	Distributors	1,486	1,479	1,502
Amneal Pharmaceuticals LLC (5)	11/01/19	4.50%	L+3.50	1.00%	Pharmaceuticals	997	997	1,001
AmWINS Group, LLC (5)	09/06/19	5.25%	L+4.25	1.00%	Insurance	2,949	2,963	2,980
Anchor Glass Container Corporation (5), (8), (9)	06/24/22	4.50%	L+3.50	1.00%	Containers & Packaging	1,000	995	1,002
Aquilex LLC (5)	12/31/20	5.00%	L+4.00	1.00%	Commercial Services & Supplies	973	971	963
ARG IH Corporation (5)	11/15/20	4.75%	L+3.75	1.00%	Hotels, Restaurants & Leisure	2,469	2,478	2,481
Ascend Learning, LLC (5)	07/31/19	5.50%	L+4.50	1.00%	Diversified Consumer Services	591	589	594
Ascensus, Inc. (5)	12/02/19	5.00%	L+4.00	1.00%	Commercial Services & Supplies	938	935	941
Asurion, LLC (5)	05/24/19	5.00%	L+3.75	1.25%	Commercial Services & Supplies	1,955	1,956	1,962
BJ's Wholesale Club, Inc. (5)	09/26/19	4.50%	L+3.50	1.00%	Food & Staples Retailing	1,479	1,480	1,480
Blackboard Inc. (5)	10/04/18	4.75%	L+3.75	1.00%	Software	2,448	2,448	2,442
Blue Coat Holdings, Inc. (5)	05/20/22	4.50%	L+3.50	1.00%	Communications Equipment	2,000	2,001	1,999
BWay Intermediate Company, Inc. (5)	08/14/20	5.50%	L+4.50	1.00%	Containers & Packaging	2,970	2,945	2,979
Calceus Acquisition, Inc. (5)	01/31/20	5.00%	L+4.00	1.00%	Textiles, Apparel & Luxury Goods	2,349	2,358	2,265
Camp International Holding Company (5)	05/31/19	4.75%	L+3.75	1.00%	Transportation Infrastructure	1,970	1,994	1,976
Carecore National, LLC (5)	03/05/21	5.50%	L+4.50	1.00%	Health Care Providers & Services	2,057	2,057	2,068
CCM Merger Inc. (5)	08/06/21	4.50%	L+3.50	1.00%	Hotels, Restaurants & Leisure	916	910	920
CDRH Parent, Inc. (5)	07/01/21	5.25%	L+4.25	1.00%	Health Care Providers & Services	990	986	989
Checkout Holding Corp. (5)	04/09/21	4.50%	L+3.50	1.00%	Media	2,475	2,473	2,197
CityCenter Holdings, LLC (5)	10/16/20	4.25%	L+3.25	1.00%	Hotels, Restaurants & Leisure	1,819	1,829	1,824
Compuware Corporation (5)	12/15/21	6.25%	L+5.25	1.00%	Software	2,987	2,915	2,925

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 131.0% of Net Assets
Concentra Inc. (5)	6/1/22	4.00%	L+3.00	1.00%	Health Care Providers & Services	$909	$907	$909
Connolly, LLC (5)	5/14/21	4.50%	L+3.50	1.00%	Professional Services	1,116	1,107	1,121
CPG International Inc. (5)	9/30/20	4.75%	L+3.75	1.00%	Building Products	1,948	1,948	1,937
CPI Buyer, LLC (5)	8/16/21	5.50%	L+4.50	1.00%	Trading Companies & Distributors	992	979	993
CT Technologies Intermediate Holdings, Inc. (5), (8)	12/1/21	5.25%	L+4.25	1.00%	Health Care Technology	500	497	503
DAE Aviation Holdings, Inc. (5)	11/2/18	6.25%	P+3.00	1.00%	Aerospace & Defense	1,223	1,234	1,226
Dell International LLC (5), (8)	4/29/20	4.00%	L+3.25	0.75%	Technology Hardware, Storage & Peripherals	2,500	2,509	2,504
Deltek, Inc. (5)	6/25/22	5.00%	L+4.00	1.00%	Software	2,940	2,933	2,947
Dole Food Company, Inc. (5)	11/1/18	4.50%	L+3.50	1.00%	Food Products	2,556	2,551	2,563
Dollar Tree, Inc. (3) , (5)	3/9/22	3.50%	L+2.75	0.75%	Multiline Retail	418	416	418
Duff & Phelps Corporation (5)	4/23/20	4.50%	L+3.50	1.00%	Capital Markets	3,439	3,440	3,444
DynCorp International Inc. (5)	7/7/16	6.25%	L+4.50	1.75%	Aerospace & Defense	2,189	2,194	2,138
Electrical Components International, Inc. (5)	5/28/21	5.75%	L+4.75	1.00%	Electrical Equipment	1,980	1,985	1,996
Emerald Expositions Holding, Inc. (5)	6/17/20	4.75%	L+3.75	1.00%	Media	2,637	2,658	2,638
Epicor Software Corporation (5)	6/1/22	4.75%	L+3.75	1.00%	Software	1,000	997	999
eResearchTechnology, Inc. (5)	5/8/22	5.50%	L+4.50	1.00%	Life Sciences Tools & Services	1,000	995	998
Evergreen Acqco 1 LP (5)	7/9/19	5.00%	L+3.75	1.25%	Multiline Retail	629	631	590
EWT Holdings III Corp. (5)	1/15/21	4.75%	L+3.75	1.00%	Machinery	985	981	984
Expro Finservices S.à r.l. (3), (5)	9/2/21	5.75%	L+4.75	1.00%	Energy Equipment & Services	1,985	1,958	1,762
Fairmount Minerals, Ltd. (5)	9/5/19	4.50%	L+3.50	1.00%	Metals & Mining	2,947	2,961	2,803
Filtration Group Corporation (5)	11/20/20	4.25%	L+3.25	1.00%	Industrial Conglomerates	1,000	1,000	1,002
Fitness International, LLC (5)	7/1/20	5.50%	L+4.50	1.00%	Hotels, Restaurants & Leisure	1,295	1,284	1,247
Gates Global LLC (5), (8)	7/6/21	4.25%	L+3.25	1.00%	Machinery	1,496	1,494	1,476
Generic Drug Holdings, Inc. (5)	8/16/20	5.00%	L+4.00	1.00%	Pharmaceuticals	1,484	1,477	1,487
Global Tel*Link Corporation (5)	5/23/20	5.00%	L+3.75	1.25%	Diversified Telecommunication Services	1,694	1,668	1,660
HGIM Corp. (5)	6/18/20	5.50%	L+4.50	1.00%	Marine	1,474	1,478	1,196
Hyland Software, Inc. (5)	2/19/21	4.75%	L+3.75	1.00%	Software	2,345	2,335	2,354
Hyland Software, Inc. (5), (8), (9)	6/10/22	4.75%	L+3.75	1.00%	Software	149	148	149
Immucor, Inc. (5)	8/19/18	5.00%	L+3.75	1.25%	Health Care Equipment & Supplies	990	997	995
Indra Holdings Corp. (5)	5/1/21	5.25%	L+4.25	1.00%	Textiles, Apparel & Luxury Goods	1,237	1,227	1,200
Informatica Corporation (5), (8)	6/3/22	4.50%	L+3.50	1.00%	Software	2,000	1,995	1,999
Information Resources, Inc. (5)	9/30/20	4.75%	L+3.75	1.00%	Professional Services	1,965	1,976	1,978
Inmar, Inc. (5)	1/27/21	4.25%	L+3.25	1.00%	Commercial Services & Supplies	1,980	1,964	1,960
Interactive Data Corporation (5)	5/2/21	4.75%	L+3.75	1.00%	Media	1,980	1,999	1,989

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 131.0% of Net Assets
Ion Media Networks, Inc. (5)	12/18/20	4.75%	L+3.75	1.00%	Media	$1,975	$1,986	$1,983
IPC Corp. (5)	8/6/21	5.50%	L+4.50	1.00%	Software	1,496	1,489	1,491
J.C. Penney Corporation, Inc. (3), (5)	6/20/19	5.00%	L+4.00	1.00%	Multiline Retail	1,489	1,486	1,489
Jazz Acquisition, Inc. (5)	6/19/21	4.50%	L+3.50	1.00%	Aerospace & Defense	1,981	1,985	1,970
Key Safety Systems, Inc. (5)	8/29/21	4.75%	L+3.75	1.00%	Auto Components	1,489	1,482	1,497
La Frontera Generation, LLC (5)	9/30/20	4.50%	L+3.50	1.00%	Independent Power & Renewable Electricity Producers	1,829	1,839	1,818
Landmark Aviation FBO Canada, Inc. (3), (5)	10/25/19	4.75%	L+3.75	1.00%	Aerospace & Defense	76	76	75
Landslide Holdings, Inc. (5)	2/25/20	5.00%	L+4.00	1.00%	Software	986	982	986
Learning Care Group (US) No. 2 Inc. (5)	5/5/21	5.00%	L+4.00	1.00%	Diversified Consumer Services	1,021	1,021	1,026
Leonardo Acquisition Corp. (5)	1/29/21	4.25%	L+3.25	1.00%	Internet & Catalog Retail	2,940	2,950	2,937
Life Time Fitness, Inc. (5), (8)	6/10/22	4.25%	L+3.25	1.00%	Hotels, Restaurants & Leisure	500	497	497
LM U.S. Member LLC (5)	10/25/19	4.75%	L+3.75	1.00%	Aerospace & Defense	1,904	1,913	1,895
Millennium Health, LLC (5)	4/16/21	5.25%	L+4.25	1.00%	Health Care Providers & Services	947	939	397
Mitchell International, Inc. (5)	10/13/20	4.50%	L+3.50	1.00%	Software	2,915	2,928	2,916
Moneygram International, Inc. (3), (5)	3/27/20	4.25%	L+3.25	1.00%	IT Services	605	571	578
National Financial Partners Corp. (5)	7/1/20	4.50%	L+3.50	1.00%	Insurance	2,479	2,493	2,478
New Albertson's, Inc. (5)	6/27/21	4.75%	L+3.75	1.00%	Food & Staples Retailing	997	1,002	1,001
Onex Carestream Finance LP (5)	6/7/19	5.00%	L+4.00	1.00%	Health Care Equipment & Supplies	1,756	1,762	1,757
Opal Acquisition, Inc. (5)	11/27/20	5.00%	L+4.00	1.00%	Health Care Providers & Services	2,946	2,927	2,905
Ortho-Clinical Diagnostics S.A. (3), (5)	6/30/21	4.75%	L+3.75	1.00%	Health Care Providers & Services	1,980	1,978	1,945
P2 Lower Acquisition, LLC (5)	10/22/20	5.50%	L+4.50	1.00%	Health Care Providers & Services	2,014	2,008	2,021
Par Pharmaceutical Companies, Inc. (5), (8)	9/30/19	4.00%	L+3.00	1.00%	Pharmaceuticals	995	992	996
Peabody Energy Corporation (3), (5), (8)	9/24/20	4.25%	L+3.25	1.00%	Oil, Gas & Consumable Fuels	995	899	839
PetSmart, Inc. (5)	3/11/22	4.25%	L+3.25	1.00%	Specialty Retail	1,000	995	999
Pharmedium Healthcare Corporation (5)	1/28/21	4.25%	L+3.25	1.00%	Pharmaceuticals	2,358	2,369	2,344
Phillips-Medisize Corporation (5)	6/16/21	4.75%	L+3.75	1.00%	Health Care Equipment & Supplies	1,214	1,213	1,218
Presidio, Inc. (5)	2/2/22	5.25%	L+4.25	1.00%	IT Services	1,347	1,347	1,352
Quikrete Holdings, Inc. (5)	9/28/20	4.00%	L+3.00	1.00%	Constructions Materials	2,836	2,847	2,841
RCHP, Inc. (5)	4/23/19	5.25%	L+4.25	1.00%	Health Care Providers & Services	1,980	1,965	1,975
Renaissance Learning, Inc. (5)	4/9/21	4.50%	L+3.50	1.00%	Software	1,975	1,974	1,954
RGIS Services, LLC (5)	10/18/17	5.50%	L+4.25	1.25%	Commercial Services & Supplies	2,947	2,935	2,753
Riverbed Technology, Inc. (5)	4/24/22	6.00%	L+5.00	1.00%	Communications Equipment	997	993	1,009
Scientific Games International, Inc. (3), (5)	10/1/21	6.00%	L+5.00	1.00%	Hotels, Restaurants & Leisure	993	984	993
Sears Roebuck Acceptance Corp. (3), (5)	6/30/18	5.50%	L+4.50	1.00%	Multiline Retail	992	978	981

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 131.0% of Net Assets
Securus Technologies Holdings, Inc. (5)	4/30/20	4.75%	L+3.50	1.25%	Diversified Telecommunication Services	$1,895	$1,871	$1,849
Spin Holdco Inc. (5)	11/14/19	4.25%	L+3.25	1.00%	Diversified Consumer Services	2,955	2,956	2,950
Standard Aero Limited (3), (5)	11/2/18	6.25%	P+3.00	1.00%	Aerospace & Defense	553	558	554
Sterigenics-Nordion Holdings, LLC (5)	5/15/22	4.25%	L+3.25	1.00%	Life Sciences Tools & Services	1,091	1,088	1,091
STS Operating, Inc. (5)	2/12/21	4.75%	L+3.75	1.00%	Trading Companies & Distributors	1,975	1,986	1,975
Surgery Center Holdings, Inc. (5)	11/3/20	5.25%	L+4.25	1.00%	Health Care Providers & Services	1,990	1,981	1,994
Syniverse Holdings, Inc. (5)	4/23/19	4.00%	L+3.00	1.00%	Wireless Telecommunication Services	1,500	1,464	1,419
Thermasys Corp. (5)	5/3/19	5.25%	L+4.00	1.25%	Machinery	709	710	709
TPF II LC, LLC (5)	10/2/21	5.51%	L+4.50	1.00%	Independent Power & Renewable Electricity Producers	995	988	1,005
Trans Union LLC (5)	4/9/21	3.75%	L+3.00	0.75%	Professional Services	997	995	991
Travelport Finance (Luxembourg) S.à r.l. (3), (5)	9/2/21	5.75%	L+4.75	1.00%	Internet Software & Services	1,990	1,968	1,997
Turbocombustor Technology, Inc. (5)	12/2/20	5.50%	L+4.50	1.00%	Aerospace & Defense	3,447	3,421	3,422
Tyche Holdings, LLC (5)	11/12/21	4.75%	L+3.75	1.00%	IT Services	1,841	1,835	1,841
Univision Communications Inc. (5)	3/1/20	4.00%	L+3.00	1.00%	Media	1,496	1,497	1,486
USI, Inc. (5)	12/27/19	4.25%	L+3.25	1.00%	Insurance	1,965	1,980	1,967
USIC Holdings, Inc. (5)	7/10/20	4.00%	L+3.00	1.00%	Construction & Engineering	1,463	1,468	1,459
William Morris Endeavor Entertainment, LLC (5)	5/6/21	5.25%	L+4.25	1.00%	Media	1,975	1,973	1,975
WP CPP Holdings, LLC (5)	12/28/19	4.50%	L+3.50	1.00%	Aerospace & Defense	2,947	2,942	2,949
Total First Lien Floating Rate Loans						$192,921	$192,480	$190,427
Second Lien Floating Rate Loans — 19.2% of Net Assets
Accellent Inc. (5)	3/11/22	7.50%	L+6.50	1.00%	Health Care Equipment & Supplies	$1,500	$1,497	$1,441
Advantage Sales & Marketing Inc. (5)	7/25/22	7.50%	L+6.50	1.00%	Professional Services	1,000	993	1,008
Ameriforge Group Inc. (6)	12/21/20	8.75%	L+7.50	1.25%	Energy Equipment & Services	500	500	420
Applied Systems, Inc.	1/24/22	7.50%	L+6.50	1.00%	Software	980	974	985
Asurion, LLC (5)	3/3/21	8.50%	L+7.50	1.00%	Commercial Services & Supplies	1,000	988	1,018
Camp International Holding Company	11/29/19	8.25%	L+7.25	1.00%	Transportation Infrastructure	1,000	1,000	1,005
Checkout Holding Corp. (5)	4/11/22	7.75%	L+6.75	1.00%	Media	1,000	1,003	743
Connolly, LLC (5)	5/13/22	8.00%	L+7.00	1.00%	Professional Services	1,250	1,239	1,258
Del Monte Foods, Inc. (3), (5)	8/18/21	8.25%	L+7.25	1.00%	Food Products	1,500	1,499	1,366
Drew Marine Group Inc.	5/19/21	8.00%	L+7.00	1.00%	Chemicals	1,000	998	990
EWT Holdings III Corp.	1/15/22	8.50%	L+7.50	1.00%	Machinery	1,000	996	987
Filtration Group Corporation (5)	11/22/21	8.25%	L+7.25	1.00%	Industrial Conglomerates	126	125	127
Jazz Acquisition, Inc. (5)	6/19/22	7.75%	L+6.75	1.00%	Aerospace & Defense	1,250	1,256	1,216
Jonah Energy LLC (5)	5/12/21	7.50%	L+6.50	1.00%	Oil, Gas & Consumable Fuels	500	494	477

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans (continued) — 19.2% of Net Assets
Landslide Holdings, Inc.	2/25/21	8.25%	L+7.25	1.00%	Software	$1,000	$994	$970
P2 Lower Acquisition, LLC	10/22/21	9.50%	L+8.50	1.00%	Health Care Providers & Services	500	498	500
Performance Food Group, Inc. (5)	11/14/19	6.25%	L+5.25	1.00%	Food & Staples Retailing	2,948	2,934	2,962
Prescrix, Inc. (3), (5)	5/2/22	8.00%	L+7.00	1.00%	Containers & Packaging	833	826	836
Ranpak Corp. (5)	10/3/22	8.25%	L+7.25	1.00%	Containers & Packaging	1,375	1,374	1,378
Road Infrastructure Investment, LLC (5)	9/30/21	7.75%	L+6.75	1.00%	Chemicals	2,000	2,008	1,898
Sedgwick Claims Management Services, Inc. (5)	2/28/22	6.75%	L+5.75	1.00%	Insurance	2,000	1,992	1,968
Solenis International, L.P. (5)	7/31/22	7.75%	L+6.75	1.00%	Chemicals	500	498	485
TWCC Holding Corp. (5)	6/26/20	7.00%	L+6.00	1.00%	Media	2,000	1,992	1,872
Tyche Holdings, LLC (5)	11/11/22	9.00%	L+8.00	1.00%	IT Services	1,500	1,501	1,509
WP CPP Holdings, LLC (5)	4/30/21	8.75%	L+7.75	1.00%	Aerospace & Defense	493	502	495
Total Second Lien Floating Rate Loans						$28,755	$28,681	$27,914
CLO Equity — 37.0% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (6)	4/15/25	15.74%				$5,900	$4,939	$4,996
Apidos CLO XVIII, Income Notes (3), (4), (6)	7/22/26	14.54%				2,500	2,045	2,021
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	4/17/26	14.48%				4,750	4,145	3,985
Avery Point II CLO, Income Notes (3), (4), (6)	7/17/25	15.62%				3,200	2,550	2,384
Babson 2015-1, Income Notes (3), (4), (6)	4/20/27	16.67%				2,500	2,257	2,198
Blue Hill CLO, Ltd., Subordinated Notes (3), (4), (6)	1/15/26	13.33%				5,400	4,513	3,863
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4), (6)	1/15/26	6.28%				99	84	82
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	4/15/27	16.37%				2,500	2,227	2,202
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	7/23/25	16.31%				4,675	3,804	3,490
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/25	12.90%				2,750	2,301	2,090
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/25	17.66%				2,500	1,802	1,841
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (6)	4/18/26	11.00%				5,250	4,353	3,913
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/17/25	11.55%				2,750	2,231	2,054
Halcyon Loan Advisors Funding 2014-1 Ltd, Subordinated Notes (3), (4), (6)	4/18/26	19.14%				3,750	3,235	3,222
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/24	12.81%				1,000	792	824
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	4/15/26	13.08%				3,000	2,731	2,630
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/25	15.43%				3,410	2,603	2,578
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	1/15/24	15.49%				5,500	4,257	4,043
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	8/12/26	13.36%				2,500	2,244	2,177
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (6)	4/18/26	13.83%				4,000	3,406	3,257
Total CLO Equity						$67,934	$56,519	$53,850

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Total Non-Control/Non-Affiliate Investments (7) — 187.2% of Net Assets						$289,610	$277,680	$272,191
Liabilities in Excess of Other Assets — (87.2%) of Net Assets								(126,827)
Net Assets — 100.0%								$145,364

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of June 30, 2015. For each CLO investment we have provided the accounting yield as of June 30, 2015 determined using the effective interest method that will be applied to the current amortized cost of the investment as adjusted for credit impairments, if any, in the following quarter.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically the London Interbank Offered Rate (“LIBOR” or “L”) or the prime index rate ("PRIME" or “P”), and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not "qualifying assets" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2015, qualifying assets represented 76% of total assets.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)
Net estimated unrealized loss for federal income tax purposes is $(9,024) as of June 30, 2015 based on a tax cost of $281,215. Estimated aggregate gross unrealized loss for federal income tax purposes as of June 30, 2015 is $(9,592); estimated aggregate gross unrealized gain for federal income tax purposes as of June 30, 2015 is $568.

(8)	All or a portion of this position had not settled as of June 30, 2015.

(9)	Denotes a "when issued" security that was scheduled to close after June 30, 2015.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans — 135.2% of Net Assets
24 Hour Fitness Worldwide, Inc. (6)	05/28/21	4.75%	L+3.75	1.00%	Hotels, Restaurants & Leisure	$2,178	$2,171	$2,095
Accellent Inc. (6)	03/12/21	4.50%	L+3.50	1.00%	Health Care Equipment & Supplies	1,985	1,985	1,947
Acosta Holdco, Inc. (6)	09/24/21	5.00%	L+4.00	1.00%	Media	2,500	2,482	2,504
Aegis Toxicology Sciences Corporation (6)	02/24/21	5.50%	L+4.50	1.00%	Health Care Providers & Services	1,658	1,648	1,662
Albertson's LLC (6)	08/25/21	4.50%	L+4.50	1.00%	Food & Staples Retailing	1,000	986	1,002
American Tire Distributors, Inc. (6)	06/01/18	5.75%	L+4.75	1.00%	Distributors	1,489	1,489	1,493
AmWINS Group, LLC (6)	09/06/19	5.25%	L+4.25	1.00%	Insurance	2,964	2,980	2,948
Aquilex LLC (6)	12/31/20	5.00%	L+4.00	1.00%	Commercial Services & Supplies	1,980	1,976	1,943
ARG IH Corporation (6)	11/16/20	4.75%	L+3.75	1.00%	Hotels, Restaurants & Leisure	2,475	2,485	2,472
Aristocrat Leisure Limited (3), (6)	10/20/21	4.75%	L+3.75	1.00%	Hotels, Restaurants & Leisure	1,500	1,485	1,478
Ascend Learning, LLC (6)	07/31/19	6.00%	L+5.00	1.00%	Diversified Consumer Services	596	593	593
Ascensus, Inc. (6)	12/02/19	5.00%	L+4.00	1.00%	Commercial Services & Supplies	990	986	986
Aspen Dental Management, Inc. (6)	10/06/16	7.00%	L+5.50	1.50%	Health Care Providers & Services	987	981	990
Asurion, LLC (6)	05/24/19	5.00%	L+3.75	1.25%	Commercial Services & Supplies	1,970	1,972	1,948
Atlantic Power Limited Partnership (3), (6)	02/24/21	4.75%	L+3.75	1.00%	Independent Power & Renewable Electricity Producers	821	818	810
BJ's Wholesale Club, Inc. (6)	09/26/19	4.50%	L+3.50	1.00%	Food & Staples Retailing	1,485	1,486	1,461
Blackboard Inc. (6)	10/04/18	4.75%	L+3.75	1.00%	Software	2,460	2,461	2,442
BWay Intermediate Company, Inc. (6)	08/14/20	5.55%	L+4.50	1.00%	Containers & Packaging	2,985	2,957	2,981
Calceus Acquisition, Inc. (6)	01/31/20	5.00%	L+4.00	1.00%	Textiles, Apparel & Luxury Goods	2,963	2,975	2,875
Camp International Holding Company (6)	05/31/19	4.75%	L+3.75	1.00%	Transportation Infrastructure	1,980	2,007	1,985
Caraustar Industries, Inc. (6)	05/01/19	7.50%	L+6.25	1.25%	Containers & Packaging	742	736	738
Carecore National, LLC (6)	03/05/21	5.50%	L+4.50	1.00%	Health Care Providers & Services	2,068	2,067	2,050
CCM Merger Inc. (6)	08/06/21	4.50%	L+3.50	1.00%	Hotels, Restaurants & Leisure	977	970	967
CDRH Parent, Inc. (6)	07/01/21	5.25%	L+4.25	1.00%	Health Care Providers & Services	1,496	1,500	1,478
Checkout Holding Corp. (6)	04/09/21	4.50%	L+3.50	1.00%	Media	2,488	2,486	2,379
Citadel Plastics Holdings, Inc. (6), (7)	11/05/20	5.25%	L+4.25	1.00%	Chemicals	750	743	744
CityCenter Holdings, LLC (6)	10/16/20	4.25%	L+3.25	1.00%	Hotels, Restaurants & Leisure	1,819	1,830	1,807
Connolly, LLC (6)	05/14/21	5.00%	L+4.00	1.00%	Professional Services	1,493	1,479	1,482
CPG International Inc. (6)	09/30/20	4.75%	L+3.75	1.00%	Building Products	2,958	2,959	2,921
CPI Buyer, LLC (6)	08/16/21	5.50%	L+4.50	1.00%	Trading Companies & Distributors	998	983	983
DAE Aviation Holdings, Inc. (6)	11/02/18	5.00%	L+4.00	1.00%	Aerospace & Defense	1,362	1,376	1,362

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 135.2% of Net Assets
Deltek, Inc. (6)	10/10/18	4.50%	L+3.50	1.00%	Software	$2,962	$2,971	$2,934
Dole Food Company, Inc. (6)	11/01/18	4.50%	L+3.50	1.00%	Food Products	3,637	3,630	3,603
DPX Holdings B.V. (3), (6)	03/11/21	4.25%	L+3.25	1.00%	Life Sciences Tools & Services	1,990	1,986	1,937
DTZ U.S. Borrower, LLC (3), (5), (6)	11/04/21	5.50%	L+4.50	1.00%	Real Estate Management & Development	1,250	1,231	1,250
Duff & Phelps Corporation (6)	04/23/20	4.50%	L+3.50	1.00%	Capital Markets	3,456	3,458	3,424
DynCorp International Inc. (6)	07/07/16	6.25%	L+4.50	1.75%	Aerospace & Defense	2,189	2,196	2,186
Electrical Components International, Inc. (6)	05/28/21	5.75%	L+4.75	1.00%	Electrical Equipment	1,990	1,995	1,994
Emerald Expositions Holding, Inc. (6)	06/17/20	4.75%	L+3.75	1.00%	Media	2,748	2,771	2,702
Evergreen Acqco 1 LP (6)	07/09/19	5.00%	L+3.75	1.25%	Multiline Retail	1,995	2,002	1,935
EWT Holdings III Corp. (6)	01/15/21	4.75%	L+3.75	1.00%	Machinery	990	986	974
Exgen Renewables I, LLC (6)	02/06/21	5.25%	L+4.25	1.00%	Independent Power & Renewable Electricity Producers	1,408	1,413	1,415
Expro Finservices S.à r.l. (3), (6)	09/02/21	5.75%	L+4.75	1.00%	Energy Equipment & Services	1,995	1,966	1,646
Fairmount Minerals, Ltd. (6)	09/05/19	4.50%	L+3.50	1.00%	Metals & Mining	2,963	2,978	2,701
Fitness International, LLC (6)	07/01/20	5.50%	L+4.50	1.00%	Hotels, Restaurants & Leisure	1,301	1,289	1,249
Global Tel*Link Corporation (6)	05/22/20	5.00%	L+3.75	1.25%	Diversified Telecommunication Services	1,704	1,675	1,691
Great Wolf Resorts, Inc. (6)	08/06/20	5.75%	L+4.75	1.00%	Hotels, Restaurants & Leisure	2,962	2,969	2,946
Greeneden U.S. Holdings II, LLC (6)	11/13/20	4.50%	L+3.50	1.00%	Software	1,980	1,971	1,965
HGIM Corp. (6)	06/18/20	5.50%	L+4.50	1.00%	Marine	1,481	1,486	1,204
Hyland Software, Inc. (6)	02/19/21	4.75%	L+3.75	1.00%	Software	1,355	1,349	1,346
Ikaria, Inc. (6)	02/12/21	5.00%	L+4.00	1.00%	Health Care Providers & Services	2,504	2,509	2,498
Immucor, Inc. (6)	08/17/18	5.00%	L+3.75	1.25%	Health Care Equipment & Supplies	995	1,003	985
Indra Holdings Corp. (6)	04/30/21	5.25%	L+4.25	1.00%	Textiles, Apparel & Luxury Goods	1,244	1,232	1,231
Information Resources, Inc. (6)	09/30/20	4.75%	L+3.75	1.00%	Professional Services	1,975	1,988	1,970
Inmar, Inc. (6)	01/27/21	4.25%	L+3.25	1.00%	Commercial Services & Supplies	1,990	1,973	1,938
Interactive Data Corporation (6)	04/30/21	4.75%	L+3.75	1.00%	Media	1,990	2,011	1,981
Ion Media Networks, Inc. (6)	12/18/20	4.75%	L+3.75	1.00%	Media	1,985	1,997	1,965
J.C. Penney Corporation, Inc. (3), (6)	06/20/19	5.00%	L+4.00	1.00%	Multiline Retail	1,496	1,493	1,442
Jazz Acquisition, Inc. (6)	06/18/21	4.50%	L+3.50	1.00%	Aerospace & Defense	1,990	1,995	1,975
Key Safety Systems, Inc. (6)	08/27/21	4.75%	L+3.75	1.00%	Auto Components	1,496	1,489	1,489
La Frontera Generation, LLC (6)	09/30/20	4.50%	L+3.50	1.00%	Independent Power & Renewable Electricity Producers	1,839	1,850	1,817
Landmark Aviation FBO Canada, Inc.(3), (5), (6)	10/25/19	4.75%	L+3.75	1.00%	Aerospace & Defense	76	76	75
Landslide Holdings, Inc. (6)	02/25/20	5.00%	L+4.00	1.00%	Software	993	988	978
Learning Care Group (US) No. 2 Inc. (6)	05/05/21	5.50%	L+4.50	1.00%	Diversified Consumer Services	1,026	1,022	1,018
Leonardo Acquisition Corp. (6)	01/29/21	4.25%	L+3.25	1.00%	Internet & Catalog Retail	2,978	2,989	2,901
LM U.S. Member LLC (5), (6)	10/25/19	4.75%	L+3.75	1.00%	Aerospace & Defense	1,914	1,923	1,900

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 135.2% of net assets
Millennium Health, LLC (6)	04/16/21	5.25%	L+4.25	1.00%	Health Care Providers & Services	$1,197	$1,186	$1,194
Mitchell International, Inc. (6)	10/13/20	4.50%	L+3.50	1.00%	Software	2,977	2,992	2,943
Murray Energy Corporation (6)	12/05/19	5.25%	L+4.25	1.00%	Oil, Gas & Consumable Fuels	2,977	2,965	2,875
National Financial Partners Corp. (6)	07/01/20	4.50%	L+3.50	1.00%	Insurance	2,491	2,508	2,473
Onex Carestream Finance LP (6)	06/07/19	5.00%	L+4.00	1.00%	Health Care Equipment & Supplies	1,858	1,865	1,854
Opal Acquisition, Inc. (6)	11/27/20	5.00%	L+4.00	1.00%	Health Care Providers & Services	2,970	2,949	2,948
Ortho-Clinical Diagnostics S.A. (3), (6)	06/30/21	4.75%	L+3.75	1.00%	Health Care Providers & Services	1,990	1,987	1,962
OSG Bulk Ships, Inc. (3), (6)	08/05/19	5.25%	L+4.25	1.00%	Oil, Gas & Consumable Fuels	1,492	1,479	1,459
OSG International, Inc. (3), (6)	08/05/19	5.75%	L+4.75	1.00%	Oil, Gas & Consumable Fuels	1,492	1,479	1,455
P2 Lower Acquisition, LLC (6)	10/22/20	5.50%	L+4.50	1.00%	Health Care Providers & Services	2,112	2,106	2,091
Pharmedium Healthcare Corporation (6)	01/28/21	4.25%	L+3.25	1.00%	Pharmaceuticals	2,370	2,383	2,307
Phillips-Medisize Corporation (6)	06/16/21	4.75%	L+3.75	1.00%	Health Care Equipment & Supplies	1,221	1,219	1,205
PRA Holdings, Inc. (6)	09/23/20	4.50%	L+3.50	1.00%	Life Sciences Tools & Services	1,638	1,638	1,620
Quikrete Holdings, Inc. (6)	09/28/20	4.00%	L+3.00	1.00%	Construction Materials	2,836	2,848	2,803
RCHP, Inc. (6)	04/23/19	6.00%	L+5.00	1.00%	Health Care Providers & Services	1,990	1,973	1,980
Renaissance Learning, Inc. (6)	04/09/21	4.50%	L+3.50	1.00%	Software	1,985	1,983	1,947
RGIS Services, LLC (6), (7)	10/18/17	5.50%	L+4.25	1.25%	Commercial Services & Supplies	2,962	2,948	2,718
Scientific Games International, Inc. (3), (6)	10/01/21	6.00%	L+5.00	1.00%	Hotels, Restaurants & Leisure	2,000	1,981	1,976
Sears Roebuck Acceptance Corp. (3), (6)	06/29/18	5.50%	L+4.50	1.00%	Multiline Retail	997	981	962
Securus Technologies Holdings, Inc. (6)	04/30/20	4.75%	L+3.50	1.25%	Diversified Telecommunication Services	1,904	1,878	1,885
Spin Holdco Inc. (6)	11/14/19	4.25%	L+3.25	1.00%	Diversified Consumer Services	2,970	2,971	2,929
Standard Aero Limited (3), (6)	11/02/18	5.00%	L+4.00	1.00%	Aerospace & Defense	618	624	618
STHI Holding Corp. (6)	08/06/21	4.50%	L+3.50	1.00%	Life Sciences Tools & Services	1,995	1,986	1,984
STS Operating, Inc. (6)	02/12/21	4.75%	L+3.75	1.00%	Trading Companies & Distributors	1,985	1,997	1,955
Surgery Center Holdings, Inc. (6)	11/03/20	5.25%	L+4.25	1.00%	Health Care Providers & Services	2,000	1,990	1,953
Thermasys Corp. (6)	05/03/19	5.25%	L+4.00	1.25%	Machinery	1,839	1,843	1,811
TMS International Corp. (6)	10/16/20	4.50%	L+3.50	1.00%	Metals & Mining	2,970	2,976	2,977
TPF II LC, LLC (6)	09/29/21	5.50%	L+4.50	1.00%	Independent Power & Renewable Electricity Producers	1,000	993	1,002
Travelport Finance (Luxembourg) S.à r.l. (3), (6)	09/02/21	6.00%	L+5.00	1.00%	Internet Software & Services	2,000	1,976	2,000
Turbocombustor Technology, Inc. (6)	12/02/20	5.50%	L+4.50	1.00%	Aerospace & Defense	3,465	3,435	3,433
Tyche Holdings, LLC (6)	11/12/21	5.50%	L+4.50	1.00%	IT Services	1,850	1,844	1,843
USI, Inc. (6)	12/27/19	4.25%	L+3.25	1.00%	Insurance	1,975	1,992	1,947

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 135.2% of net assets
USIC Holdings, Inc. (6)	07/10/20	4.00%	L+3.00	1.00%	Construction & Engineering	$1,470	$1,476	$1,433
Veyance Technologies, Inc. (6)	09/08/17	5.25%	L+4.00	1.25%	Machinery	1,496	1,496	1,494
Vitera Healthcare Solutions, LLC (6), (7)	11/04/20	6.00%	L+5.00	1.00%	Health Care Technology	2,228	2,212	2,216
WideOpenWest Finance, LLC (6)	04/01/19	4.75%	L+3.75	1.00%	Media	2,975	3,001	2,962
WP CPP Holdings, LLC (6)	12/27/19	4.75%	L+3.75	1.00%	Aerospace & Defense	2,962	2,956	2,947
Total First Lien Floating Rate Loans						$198,221	$198,028	$194,952
Second Lien Floating Rate Loans — 20.7% of Net Assets
Accellent Inc. (6)	03/11/22	7.50%	L+6.50	1.00%	Health Care Equipment & Supplies	$1,500	$1,497	$1,421
Advantage Sales & Marketing Inc. (6)	07/25/22	7.50%	L+6.50	1.00%	Professional Services	1,000	993	992
Ameriforge Group Inc.	12/21/20	8.75%	L+7.50	1.25%	Energy Equipment & Services	500	500	493
Applied Systems, Inc.	01/24/22	7.50%	L+6.50	1.00%	Software	1,000	993	981
Asurion, LLC (6)	03/03/21	8.50%	L+7.50	1.00%	Commercial Services & Supplies	1,000	987	997
Camp International Holding Company	11/29/19	8.25%	L+7.25	1.00%	Transportation Infrastructure	1,000	1,000	1,005
Checkout Holding Corp. (6)	04/11/22	7.75%	L+6.75	1.00%	Media	1,000	1,003	933
Connolly, LLC (6)	05/13/22	8.00%	L+7.00	1.00%	Professional Services	1,250	1,238	1,241
Del Monte Foods, Inc. (3), (6)	08/18/21	8.25%	L+7.25	1.00%	Food Products	1,500	1,499	1,290
Drew Marine Group Inc. (7)	05/19/21	8.00%	L+7.00	1.00%	Chemicals	1,000	998	995
EWT Holdings III Corp.	01/15/22	8.50%	L+7.50	1.00%	Machinery	1,000	995	975
Filtration Group Corporation (6)	11/22/21	8.25%	L+7.25	1.00%	Industrial Conglomerates	500	496	501
Ikaria, Inc. (6)	02/14/22	8.75%	L+7.75	1.00%	Health Care Providers & Services	1,000	1,012	987
Inmar, Inc. (6)	01/27/22	8.00%	L+7.00	1.00%	Commercial Services & Supplies	750	743	734
Jazz Acquisition, Inc. (6)	06/19/22	7.75%	L+6.75	1.00%	Aerospace & Defense	1,250	1,256	1,223
Jonah Energy LLC (6), (7)	05/12/21	7.50%	L+6.50	1.00%	Oil, Gas & Consumable Fuels	500	493	432
Landslide Holdings, Inc.	02/25/21	8.25%	L+7.25	1.00%	Software	1,000	993	975
P2 Lower Acquisition, LLC	10/22/21	9.50%	L+8.50	1.00%	Health Care Providers & Services	500	498	485
Performance Food Group, Inc. (6)	11/14/19	6.25%	L+5.25	1.00%	Food & Staples Retailing	2,963	2,947	2,914
Prescrix, Inc. (3), (6)	05/02/22	8.00%	L+7.00	1.00%	Containers & Packaging	1,333	1,321	1,325
Ranpak Corp. (6)	10/03/22	8.25%	L+7.25	1.00%	Containers & Packaging	1,375	1,374	1,374
Road Infrastructure Investment, LLC (6), (7)	09/30/21	7.75%	L+6.75	1.00%	Chemicals	2,000	2,009	1,813
Sedgwick Claims Management Services, Inc. (6)	02/28/22	6.75%	L+5.75	1.00%	Insurance	2,000	1,991	1,895
Solenis International, L.P. (6)	07/31/22	7.75%	L+6.75	1.00%	Chemicals	500	498	487
TWCC Holding Corp. (6)	06/26/20	7.00%	L+6.00	1.00%	Media	2,000	1,991	1,923
Tyche Holdings, LLC (6)	11/11/22	9.00%	L+8.00	1.00%	IT Services	500	495	495
WP CPP Holdings, LLC (6)	04/30/21	8.75%	L+7.75	1.00%	Aerospace & Defense	1,000	1,022	955
Total Second Lien Floating Rate Loans						$30,921	$30,842	$29,841

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity — 35.7% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (7)	04/15/25	14.54%				$5,900	$5,299	$5,337
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (7)	04/17/26	13.95%				4,750	4,339	4,239
Avery Point II CLO, Limited, Income Notes (3), (4), (7)	07/17/25	14.34%				3,200	2,764	2,697
Blue Hill CLO, Ltd., Subordinated Notes (3), (4), (7)	01/15/26	14.39%				5,400	4,709	4,588
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4), (7)	01/15/26	6.38%				100	94	91
Carlyle Global Market Strategies CLO 2013-3, Ltd., Subordinated Notes (3), (4), (7)	07/15/25	18.93%				2,750	2,096	2,311
Cent CLO 18 Limited, Subordinated Notes (3), (4), (7)	07/23/25	14.13%				4,675	4,007	3,940
Cent CLO 19 Limited, Subordinated Notes (3), (4), (7)	10/29/25	12.27%				2,750	2,402	2,299
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (7)	04/18/26	9.53%				5,250	4,686	4,187
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (7)	11/17/25	11.21%				2,750	2,362	2,259
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4), (7)	04/18/26	18.01%				3,750	3,315	3,376
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (7)	10/20/24	14.71%				1,000	849	838
Magnetite VIII, Limited, Subordinated Notes (3), (4), (7)	04/15/26	11.38%				3,000	2,911	2,680
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (7)	10/15/25	13.92%				3,410	2,786	2,773
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (7)	01/15/24	14.33%				5,500	4,571	4,210
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (7)	08/12/26	11.53%				2,500	2,482	2,327
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (7)	04/18/26	12.77%				4,000	3,591	3,425
Total CLO Equity						$60,685	$53,263	$51,577
Total Non-Control/Non-Affiliate Investments (8) — 191.6% of Net Assets						$289,827	$282,133	$276,370
Liabilities in Excess of Other Assets — (91.6%) of Net Assets								(132,135)
Net Assets — 100.0%								$144,235

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of December 31, 2014. For each CLO investment we have provided the accounting yield as of December 31, 2014 determined using the effective interest method that will be applied to the current amortized cost of the investment as adjusted for credit impairments, if any, in the following quarter.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically LIBOR or PRIME, and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not "qualifying assets" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2014, qualifying assets represented 74% of total assets.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	All or a portion of this position had not settled as of December 31, 2014.

(6)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(7)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(8)
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
JUNE 30, 2015
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
Investment Objective
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, "Senior Floating Rate Loans" or "SFRLs") which are commonly referred to as leveraged loans. We also invest in equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by SFRLs and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us.
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
JUNE 30, 2015
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
As of June 30, 2015 and December 31, 2014, all of our investments were Non-Control/Non-Affiliate investments.
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
Securities Transactions
Securities transactions are recorded on the trade date. The trade date for loans purchased in the "primary market" is considered the date on which the loan allocations are determined. The trade date for loans and other investments purchased in the "secondary market" is the date on which the transaction is entered into. The trade date for primary CLO equity transactions and any other security transaction entered outside conventional channels is the date we have determined all material terms have been defined for the transaction and have obtained a right to demand the securities purchased or collect the proceeds of a sale and incur an obligation to pay the price of the securities purchased or to deliver the securities sold, respectively. Cost is determined based on consideration given, adjusted for amortization of original issuance discounts ("OID"), market discounts and premiums.
Realized Gain or Loss and Unrealized Appreciation or Depreciation
Realized gain or loss from an investment is recorded at the time of disposition and calculated using the weighted average cost method. Unrealized appreciation or depreciation reflects the changes in fair value of investments as determined in compliance with the valuation policy as discussed in Note 6 in this Quarterly Report on Form 10-Q.
Income Taxes
As a RIC under Subchapter M of the Code, we will not be subject to U.S. federal income tax on the portion of our taxable income distributed to our stockholders as a dividend. We intend to distribute between 90% and 100% of our taxable income, within the Subchapter M rules, and therefore do not anticipate incurring corporate-level U.S. federal or state income tax. As a RIC, we are also subject to a nondeductible federal excise tax if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, and any recognized and undistributed taxable income from prior years.
ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
JUNE 30, 2015
(in thousands, except share and per share amounts)

We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the next 12 months.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2015 and December 31, 2014, we had no loans on non-accrual status.
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
Deferred Financing Costs
Deferred financing costs represent fees and other direct expenses incurred in connection with the issuance of debt. These costs are capitalized and amortized into interest expense over the estimated average life of the borrowings.
Offering Costs
Offering costs consist of fees and expenses incurred in connection with the issuance of common stock including legal, accounting, printing and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction to offering proceeds when the offering becomes effective. There were no offering costs charged to capital during the three and six months ended June 30, 2015 and $844 of offering costs charged to capital for each of the three and six months ended June 30, 2014. The underwriting commissions associated with our IPO in January 2014 were paid for by our Manager and were not reflected as a reduction to capital at the time of the IPO.
Dividends to Common Stockholders
Dividends to common stockholders are recorded on the ex-dividend date.
Other General and Administrative Expenses
Other general and administrative expenses include audit and tax, professional fees, board of directors' fees, rent, IT system costs, custody, transfer agent and other operating expenses. Expenses are recognized on an accrual basis.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
JUNE 30, 2015
(in thousands, except share and per share amounts)

New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. An entity is required to apply the guidance in ASU 2015-03 on a retrospective basis such that the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle including the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements and do not believe its adoption will have a material impact on our consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Subtopic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), which removes the requirement to include, as well as provide certain disclosure for, investments in the fair value hierarchy for which the fair value is measured at net asset value using the practical expedient. Disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact of ASU 2015-07 and do not believe its adoption will have a material impact on our consolidated financial statements.
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
Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. For the three and six months ended June 30, 2015, we recognized management fees of $563 and $1,141, respectively. The management fee is prorated for any partial period and totaled $574 and $1,000 for the three and six months ended June 30, 2014, respectively.
Since our Manager has no employees, it has entered into an administrative services agreement with both its parent and American Capital pursuant to which our Manager will be provided with personnel, services and resources necessary for our Manager to perform its obligations under the management agreement.
For 24 months following the date of our IPO, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter (the "Expense Cap"). Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this Expense Cap, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the Expense Cap. Subsequent to the first full 24 months after the date of our IPO, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations. For the three and six months ended June 30, 2015, our Manager was responsible for $227 and $472, respectively, of operating expenses as a result of the Expense Cap. For the three and six months ended June 30, 2014, our Manager was responsible for $264 and $554, respectively, of operating expenses as a result of the Expense Cap.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
JUNE 30, 2015
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions
Administrative Services Agreement and Management Agreement
Our Manager has entered into an administrative services agreement whereby the Manager has agreed to reimburse American Capital and its affiliates for certain expenses incurred on our behalf. Pursuant to our management agreement, we are responsible for reimbursing our Manager, American Capital and its affiliates for expenses incurred on our behalf, excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or its affiliates who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. In addition, our Manager or one of its affiliates may pay for or incur certain expenses and then allocate these expenses to ACSF. For the three and six months ended June 30, 2015, we recognized $222 and $484, respectively, of expenses that are reimbursable to our Manager and its affiliates. For the three and six months ended June 30, 2014, we recognized $243 and $509, respectively, of expenses that are reimbursable to our Manager and its affiliates. Refer to Note 3 for additional information on the management agreement.
Securities Transactions
We may, from time to time, purchase securities from, or sell securities to affiliates of our Manager at fair market value on the trade date. During the three and six months ended June 30, 2015, there were no purchases or sales of securities to affiliates of our Manager. During the three and six months ended June 30, 2014, total proceeds from sales to affiliates were $8,515 and $15,059, respectively.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator—net increase in net assets resulting from operations	$3,159	$2,849	$6,950	$4,969
Denominator—weighted average shares (1)	10,000,100	10,000,100	10,000,100	10,000,100
Earnings per share	$0.32	$0.28	$0.70	$0.50

(1)	Assumes the 10,000,000 common shares issued in our IPO on January 22, 2014 were issued on January 1, 2014.
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
JUNE 30, 2015
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
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions for default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. For the six months ended June 30, 2015, there were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process compared to the period ended December 31, 2014.
The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$190,427	$—	$190,427	$—
Second lien floating rate loans	27,914	—	27,494	420
CLO equity	53,850	—	—	53,850
Total Investments	$272,191	$—	$217,921	$54,270

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
JUNE 30, 2015
(in thousands, except share and per share amounts)

	December 31, 2014
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$194,952	$—	$189,274	$5,678
Second lien floating rate loans	29,841	—	26,601	3,240
CLO equity	51,577	—	—	51,577
Total Investments	$276,370	$—	$215,875	$60,495
The following table provides a summary of the changes in fair value of Level 3 assets for the six months ended June 30, 2015 as well as the portion of net unrealized (depreciation) / appreciation for the six months ended June 30, 2015 related to those assets still held as of June 30, 2015:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Total
Beginning Balance – December 31, 2014	$5,678	$3,240	$51,577	$60,495
Purchases	—	—	8,206	8,206
Sales	—	—	(2,283)	(2,283)
Repayments (1)	(11)	—	(6,527)	(6,538)
Amortization of discount/premium (2)	2	—	3,582	3,584
Transfers out (3)	(6,892)	(3,240)	—	(10,132)
Transfers in (3)	1,249	493	—	1,742
Realized gains, net	—	—	278	278
Unrealized depreciation, net	(26)	(73)	(983)	(1,082)
Ending Balance – June 30, 2015	$—	$420	$53,850	$54,270
Net change in unrealized depreciation reported within the net change in unrealized (depreciation) / appreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held as of June 30, 2015	$—	$(73)	$(767)	$(840)

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of each quarterly period.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
JUNE 30, 2015
(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the six months ended June 30, 2014 as well as the portion of net unrealized (depreciation) / appreciation for the six months ended June 30, 2014 related to those assets still held as of June 30, 2014:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Total
Beginning Balance – December 31, 2013	$36,257	$3,536	$30,172	$69,965
Purchases	9,505	7,924	18,420	35,849
Sales	(12,538)	(2,497)	—	(15,035)
Repayments (1)	(4,332)	—	(3,468)	(7,800)
Amortization of discount/premium (2)	4	2	2,578	2,584
Transfers out (3)	(29,368)	(6,531)	—	(35,899)
Transfers in (3)	8,019	—	—	8,019
Realized gains, net	132	24	—	156
Unrealized (depreciation) / appreciation, net	(27)	77	31	81
Ending Balance – June 30, 2014	$7,652	$2,535	$47,733	$57,920
Net change in unrealized appreciation reported within the net change in unrealized (depreciation) / appreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held as of June 30, 2014	$(27)	$27	$31	$31

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of each quarterly period.

     The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of June 30, 2015:

				Range
	Fair Value as of June 30, 2015	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
Second lien floating rate loans	$420	Third-party vendor pricing service	Bid/Ask	83	85	84
CLO equity	53,850	Discounted Cash Flow	Discount rate Prepayment rate Default rate	14% 30% 1%	18% 33% 2%	15% 30% 1%
Total	$54,270

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
JUNE 30, 2015
(in thousands, except share and per share amounts)

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of December 31, 2014:

				Range
	Fair Value as of December 31, 2014	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
First lien floating rate loans	$5,678	Third-party vendor pricing service	Bid/Ask	91	100	96
Second lien floating rate loans	3,240	Third-party vendor pricing service	Bid/Ask	85	100	93
CLO equity	51,577	Discounted Cash Flow	Discount rate Prepayment rate Default rate	13% 30% 0.3%	16% 35% 2%	14% 30% 2%
Total	$60,495
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
JUNE 30, 2015
(in thousands, except share and per share amounts)

We use the Global Industry Classification Standard (“GICS®”) to classify the industry groupings of our SFRL investments. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total Senior Floating Rate Loans as of June 30, 2015 and December 31, 2014. Our investments in CLO equity are excluded from the table.

	June 30, 2015	December 31, 2014
Software	10.6%	7.4%
Health Care Providers & Services	9.1%	9.9%
Media	8.0%	7.7%
Aerospace & Defense	7.3%	7.4%
Insurance	5.1%	4.1%
Hotels, Restaurants & Leisure	4.5%	6.7%
Commercial Services & Supplies	4.4%	5.0%
Health Care Equipment & Supplies	3.4%	3.3%
Food & Staples Retailing	3.0%	2.4%
Professional Services	2.9%	2.5%
Containers & Packaging	2.8%	2.9%
Pharmaceuticals	2.7%	1.0%
IT Services	2.4%	1.0%
Diversified Consumer Services	2.1%	2.0%
Machinery	1.9%	2.3%
Food Products	1.8%	2.2%
Capital Markets	1.6%	1.5%
Diversified Telecommunication Services	1.6%	1.6%
Multiline Retail	1.6%	1.9%
Textiles, Apparel & Luxury Goods	1.6%	1.8%
Chemicals	1.5%	1.8%
Communications Equipment	1.4%	—%
Trading Companies & Distributors	1.4%	1.3%
Transportation Infrastructure	1.4%	1.3%
Constructions Materials	1.3%	1.3%
Independent Power & Renewable Electricity Producers	1.3%	2.2%
Internet & Catalog Retail	1.3%	1.3%
Metals & Mining	1.3%	2.5%
Technology Hardware, Storage & Peripherals	1.1%	—%
Energy Equipment & Services	1.0%	1.0%
Life Sciences Tools & Services	1.0%	2.5%
Building Products	0.9%	1.3%
Other	6.7%	8.9%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
JUNE 30, 2015
(in thousands, except share and per share amounts)

Note 7. Debt
Revolving Credit Facility
On October 15, 2013, we entered into a revolving credit facility with ACAM (the “ACAM Facility”) which provided up to $200,000 to finance eligible investments, working capital expenses and general corporate requirements (comprised of Loan A and Loan B). Under the ACAM Facility, we were able to draw up to $180,000 under Loan A and up to $20,000 under Loan B at any one time. Any amounts drawn on Loan A had a fixed interest rate of 4.75% per annum and any amounts drawn on Loan B had a fixed interest rate of 7.25% per annum, with all interest paid upon maturity of the ACAM Facility. The ACAM Facility matured on the closing date of our IPO. On January 22, 2014, we repaid the ACAM Facility in full plus accrued interest and terminated it. For the three months ended March 31, 2014, we incurred interest expense of $568 on the ACAM Facility.
Secured Revolving Credit Facility
On December 18, 2013, ACSF Funding entered into a two-year $140,000 secured revolving credit facility with Bank of America, N.A., as agent (the “Credit Facility”). ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of June 30, 2015 and December 31, 2014, the fair value of the assets pledged as collateral in ACSF Funding were $214,408 and $220,421, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2015, the commitment termination date, subject to certain terms and conditions, including maintaining a borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date, which is December 18, 2015, unless otherwise extended. As of June 30, 2015, ACSF Funding may terminate the commitment amount in whole or in part without incurring a termination fee.
ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the lender commitments under the Credit Facility from February 14, 2014 to the commitment termination date, payable quarterly in arrears.
As of June 30, 2015, there was $123,800 outstanding under the Credit Facility, which had a fair value of $123,800 and a weighted average interest rate of 1.99%. As of December 31, 2014, there was $130,000 outstanding under the Credit Facility, which had a fair value of $130,000 and a weighted average interest rate of 1.96%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of June 30, 2015 and December 31, 2014, ACSF Funding was in compliance with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the investments pledged as collateral by ACSF Funding.
For the three and six months ended June 30, 2015, we incurred interest and commitment fees on the Credit Facility of $661 and $1,319, respectively. For the three and six months ended June 30, 2014, we incurred interest and commitment fees on the Credit Facility of $683 and $1,107, respectively.
The following table outlines key statistics related to our debt financing for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (1)	2015	2014 (1)
Average debt outstanding	$126,259	$132,364	$127,601	$125,815
Weighted average annual interest rate	1.99%	2.00%	1.98%	2.59%
Commitment fee as a percent of average debt outstanding	0.11%	0.07%	0.10%	0.09%
Amortization of deferred financing costs as a percent of average debt outstanding	0.31%	0.29%	0.31%	0.31%
Total annualized cost of funding	2.41%	2.36%	2.39%	2.99%
Maximum amount of debt outstanding	$131,900	$137,000	$134,600	$194,748

(1)	The information presented includes costs associated with both the ACAM Facility and Credit Facility.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
JUNE 30, 2015
(in thousands, except share and per share amounts)

Note 8. Taxes
Tax Sharing Agreement
For the period prior to our IPO, during which we were treated as a taxable corporation under Subchapter C of the Code ("C corporation") for tax purposes, we had a tax sharing agreement with American Capital and other members of its consolidated tax group, under which such members bore their full share of their individual tax obligation and members were compensated for their losses and other tax benefits that were able to be used by other members of the consolidated tax group based on their pro-forma stand-alone federal income tax return. The provision (benefit) for income taxes attributable to our taxable income prior to our IPO was $1,057, of which $279 was recognized during the six months ended June 30, 2014, and ($24) was recognized during the six months ended June 30, 2015.
We intend to apply for retroactive relief under IRC Section 9100 to make a “deemed sale election” whereby we will treat our net unrealized gains (“Net Built-in Gain”) on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. We anticipate the IRS will grant this relief, and we have therefore treated the Net Built-in Gain on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. The federal estimated tax sharing payment that we owed to American Capital attributed to our Net Built-in Gain was $562. The amount of the tax provision (benefit) recognized on the Net Built-in Gain was $159 during the six months ended June 30, 2014 and ($11) during the six months ended June 30, 2015. The entire amount was treated as a deemed capital contribution to (distribution by) us.
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
At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three and six months ended June 30, 2015, we accrued excise tax of $70 and $140, respectively. For the three and six months ended June 30, 2014, we accrued excise tax of $30 and $30, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
JUNE 30, 2015
(in thousands, except share and per share amounts)

Note 9. Consolidated Financial Highlights

	Six Months Ended June 30,
	2015	2014
Per Share Data (1):
Net asset value, beginning of period (2)	$14.42	$15.00
Net investment income	0.63	0.49
Net realized and unrealized gain on investments	0.07	0.01
Net increase in net assets resulting from operations	0.70	0.50
Capital contribution (3)	—	0.06
Accretion (4)	—	0.10
Offering costs related to public offering	—	(0.08)
Dividends to stockholders from net investment income	(0.58)	(0.46)
Net asset value, end of period	$14.54	$15.12
Per share market value, end of period	$12.65	$14.00
Total return based on market value (5), (9)	9.09%	(3.58)%
Total return based on net asset value (5), (9)	5.30%	4.13%
Ratios to Average Net Assets:
Net investment income (6)	8.67%	6.88%
Operating expenses (6), (7)	2.35%	2.46%
Interest and related expenses (6)	2.09%	2.72%
Total expenses (6), (7)	4.44%	5.18%
Supplemental Data:
Net assets, end of period	$145,364	$151,189
Shares outstanding, end of period	10,000,100	10,000,100
Average debt outstanding	$127,601	$125,815
Asset coverage per unit, end of period (8)	2,174	2,181
Portfolio turnover ratio (9)	27.59%	23.81%

(1)
Per share data for the six months ended June 30, 2014 assumes the issuance of 10 million shares of common stock on January 1, 2014 that were issued in the IPO, which closed on January 22, 2014. There was no established public trading market for the stock prior to the pricing of the IPO.

(2)	The IPO price of $15.00 per share was used as the net asset value, beginning of period for the six months ended June 30, 2014.

(3)
Capital contribution from our Manager for $574 of federal taxes due on the Net Built-in Gain on investments as a result of tax conversion to a RIC at the time of the IPO was treated as a deemed contribution for the six months ended June 30, 2014 and ($11), which rounds to zero, was treated as a deemed distribution for the six months ended June 30, 2015.

(4)
The IPO issuance price of $15.00 per share was below the net asset value at that time. The amount reflects the immediate benefit to common stockholders at the time of the IPO for results of operations in 2013.

(5)
Total return is based on the change in market price or net asset value per share during the period and takes into account dividends reinvested in accordance with the dividend reinvestment and stock purchase plan. The IPO price of $15.00 per share was used as the starting value for the total return for the six months ended June 30, 2014.

(6)	Annualized for periods less than one year.

(7)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.00% and 5.09%, respectively, without the expense cap for the six months ended June 30, 2015 and 3.26% and 5.98%, respectively, without the Expense Cap for the six months ended June 30, 2014.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
JUNE 30, 2015
(in thousands, except share and per share amounts)

Note 10. Capital Transactions
The following table details the common stock transactions that occurred during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Shares	Amount (1)	Shares	Amount (1)
Common stock outstanding - beginning of period	10,000,100	$151,231	100	$1
Common stock issued in connection with the IPO	—	—	10,000,000	150,000
Offering costs	—	—	—	(844)
Contribution/(distribution) for taxes waived	—	(11)	—	574
Permanent differences reclassified (see Note 8)	—	11	—	—
Common stock outstanding - end of period	10,000,100	$151,231	10,000,100	$149,731

(1)	Includes amount reflected in common stock, par value and paid-in capital in excess of par.
Offering costs associated with the IPO totaled $844 and were recorded as a reduction of the proceeds from the IPO. In connection with the IPO, the underwriters received an underwriting discount and commission (sales load) of $7,952 that was paid by our Manager.
The table below details the dividends declared on our shares of common stock since the completion of our IPO:

Quarterly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.180	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.280	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.280	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.290	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.290	$2,900

Monthly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
Inception to Date Total				$1.999	$19,990
Note 11. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of June 30, 2015 or December 31, 2014.
We did not engage in any off-balance sheet activities as of June 30, 2015 or December 31, 2014.
Note 12. Subsequent Event
On August 3, 2015, we declared monthly dividends of $0.097 per share for each of August, September and October 2015.

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

Investments
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, "Senior Floating Rate Loans", "SFRLs" or "Loan Portfolio") which are commonly referred to as leveraged loans. Standard and Poor's ("S&P") defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization ("EBITDA") of greater than $50 million. Senior Floating Rate Loans are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest in equity tranches of collateralized loan obligations ("CLOs") which are securitized vehicles collateralized primarily by SFRLs and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in Senior Floating Rate Loans or CLOs that are pooled investment vehicles that invest primarily all of their assets in Senior Floating Rate Loans.
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
Expenses
We do not have any employees and do not pay our officers any cash or non-cash equity compensation. We pay, or reimburse our Manager and its affiliates, for expenses related to our operations incurred on our behalf, excluding employment-related expenses of our and our Manager's officers and any employees of American Capital or the parent company of our Manager who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. However, for the first full 24 months after the date of our IPO, our other operating expenses are limited to an annual rate of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter (the "Expense Cap"). For the purposes of the Expense Cap, other operating expenses include both (i) our operating expenses reimbursed to our Manager and its affiliates for expenses related to our operations incurred on our behalf, and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. Subsequent to the first full 24 months after the date of our IPO, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations.
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

Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The leveraged loan market has grown substantially in recent years with the amount of total leveraged loans outstanding exceeding $800 billion as of June 30, 2015. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite the size and liquidity of the loan market, there continues to be volatility in the loan market as a result of (i) the dynamic correlation between retail fund flows, the rate of CLO issuance and amount of new issue supply and (ii) the financial performance of the underlying issuers that comprise the asset class. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with high quality first lien and second lien transactions supporting leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for large to mid-sized borrowers. Similarly, the CLO equity pipeline also remains very healthy with a backlog of managers raising capital for new investment vehicles.
The primary loan market volume during the first half of 2015 was less than the volume during the comparable period in 2014, driven largely by a drop in merger and acquisition and recapitalization activity. In addition, CLO formation was strong during the first half of 2015 at approximately $59 billion, while retail fund flows remained relatively flat for the period. These technical factors contributed to stable loan prices in the secondary market, with the average bid of the S&P/LSTA Leveraged Loan Index at 96.58 on June 30, 2015, down slightly from 96.98 on March 31, 2015 and up from 95.92 on December 31, 2014.
Portfolio and Investment Activity
As of June 30, 2015, our portfolio had a fair market value of $272.2 million, a cost basis of $277.7 million and was comprised of 70% first lien loans, 10% second lien loans and 20% CLO equity, measured at fair value. The Loan Portfolio consisted of 127 portfolio companies in 43 industries, and the CLO portfolio included 19 CLOs managed by 14 collateral managers with vintages ranging from 2012-2015. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.75%. The weighted average LIBOR floor in our Loan Portfolio was 1.02% as of June 30, 2015. The following table depicts a summary of the portfolio as of June 30, 2015:

($ in thousands)	Cost	Fair Market Value	Cumulative Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$192,480	$190,427	$(2,053)	4.90%
Second lien floating rate loans	28,681	27,914	(767)	7.79%
Total Senior Floating Rate Loans	221,161	218,341	(2,820)	5.27%
CLO equity	56,519	53,850	(2,669)	14.69%
Total Investment Portfolio	$277,680	$272,191	$(5,489)	7.19%

The portfolio is actively managed, with an annualized turnover ratio of 57.29% and 55.65%, respectively, for the three and six months ended June 30, 2015. During the three and six months ended June 30, 2015, Loan Portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The average yield during the three months ended June 30, 2015 on the Loan Portfolio, CLO equity and total portfolio was 5.35%, 14.14% and 7.06%, respectively. The average yield during the six months ended June 30, 2015 on the Loan Portfolio, CLO equity and total portfolio was 5.35%, 13.89% and 6.99%, respectively. The following tables depict the portfolio activity for the three and six months ended June 30, 2015:

	Three months ended June 30, 2015				Six months ended June 30, 2015
($ in thousands)	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Fair Value, Beginning	$192,728	$29,079	$50,753	$272,560	$194,952	$29,841	$51,577	$276,370
Purchases	34,685	—	4,219	38,904	64,386	2,492	8,206	75,084
Sales	(19,225)	(500)	—	(19,725)	(50,340)	(3,765)	(2,283)	(56,388)
Repayments (1)	(17,172)	(908)	(3,283)	(21,363)	(19,697)	(916)	(6,527)	(27,140)
Non-cash income accrual (2)	11	3	1,873	1,887	18	6	3,582	3,606
Net realized gains / (losses)	81	(3)	—	78	85	22	278	385
Net unrealized appreciation / (depreciation)	(681)	243	288	(150)	1,023	234	(983)	274
Fair Value, Ending	$190,427	$27,914	$53,850	$272,191	$190,427	$27,914	$53,850	$272,191

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and six months ended June 30, 2015.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three and six months ended June 30, 2015.

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Loan Portfolio	CLO Equity	Total Portfolio	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio Companies - Beginning	121	17	138	117	16	133
Purchases (new)	24	2	26	43	4	47
Purchases (add-on to existing)	6	—	6	8	—	8
Complete exit	(18)	—	(18)	(33)	(1)	(34)
Portfolio Companies - Ending	127	19	146	127	19	146

The following table depicts the weighted average portfolio yield by activity type during the three and six months ended June 30, 2015:

	Three months ended June 30, 2015				Six months ended June 30, 2015
	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Beginning Yield	5.02%	7.81%	14.02%	7.06%	4.98%	7.81%	13.64%	6.92%
Purchases	4.71%	—%	16.87%	5.75%	5.00%	9.25%	16.99%	6.16%
Sales	(5.02)%	(8.17)%	—%	(5.11)%	(5.08)%	(8.77)%	(18.93)%	(5.85)%
Repayments	(5.77)%	(8.32)%	(14.04)%	(7.17)%	(5.69)%	(8.30)%	(13.84)%	(7.76)%
Repricing/Reforecast	(0.35)%	—%	0.48%	0.26%	(0.31)%	—%	0.81%	0.52%
Ending Yield	4.90%	7.79%	14.69%	7.19%	4.90%	7.79%	14.69%	7.19%

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

($ in thousands)	Cost	Fair Market Value	Cumulative Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$198,028	$194,952	$(3,076)	4.98%
Second lien floating rate loans	30,842	29,841	(1,001)	7.81%
Total Senior Floating Rate Loans	228,870	224,793	(4,077)	5.36%
CLO equity	53,263	51,577	(1,686)	13.64%
Total Investment Portfolio	$282,133	$276,370	$(5,763)	6.92%
The portfolio is actively managed, with an annualized turnover ratio of 61.69% and 48.01%, respectively for the three and six months ended June 30, 2014. During the first half of 2014, the portfolio grew by over $85 million as a result of investing the proceeds raised in the IPO. The average yield during the three months ended June 30, 2014 on the Loan Portfolio, CLO equity and total portfolio was 5.24%, 13.62% and 6.54%, respectively. The average yield during the six months ended June 30, 2014 on the Loan Portfolio, CLO equity and total portfolio was 5.22%, 14.01% and 6.49%, respectively. The following tables depict the portfolio activity for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014				Six months ended June 30, 2014
($ in thousands)	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Fair Value, Beginning	$211,284	$30,351	$37,913	$279,548	$154,207	$15,186	$30,172	$199,565
Purchases	30,598	9,554	10,028	50,180	104,544	25,459	18,420	148,423
Sales	(23,480)	(4,478)	—	(27,958)	(36,537)	(5,483)	—	(42,020)
Repayments (1)	(13,967)	(8)	(1,659)	(15,634)	(17,837)	(15)	(3,468)	(21,320)
Non-cash income accrual (2)	(12)	4	1,483	1,475	(15)	7	2,578	2,570
Net realized gains / (losses)	92	23	—	115	230	34	—	264
Net unrealized appreciation / (depreciation)	(119)	(42)	(32)	(193)	(196)	216	31	51
Fair Value, Ending	$204,396	$35,404	$47,733	$287,533	$204,396	$35,404	$47,733	$287,533

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and six months ended June 30, 2014.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three and six months ended June 30, 2014.

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Loan Portfolio	CLO Equity	Total Portfolio	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio Companies - Beginning	102	10	112	69	8	77
Purchases (new)	20	3	23	61	5	66
Purchases (add-on to existing)	3	—	3	17	—	17
Complete exit	(14)	—	(14)	(22)	—	(22)
Portfolio Companies - Ending	108	13	121	108	13	121

The following table depicts the weighted average portfolio yield by activity type during the three and six months ended June 30, 2014:

	Three months ended June 30, 2014				Six months ended June 30, 2014
	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Beginning Yield	4.81%	8.04%	13.90%	6.39%	4.90%	7.97%	14.64%	6.61%
Purchases	5.22%	7.80%	12.12%	7.23%	4.94%	8.01%	12.54%	6.51%
Sales	(4.78)%	(8.85)%	—%	(5.43)%	(4.87)%	(8.75)%	—%	(5.38)%
Repayments	(5.56)%	(6.37)%	(14.29)%	(6.48)%	(5.31)%	(6.37)%	(14.79)%	(6.85)%
Repricing/Reforecast	(0.50)%	—%	(2.50)%	(2.40)%	(0.78)%	—%	(3.77)%	(2.39)%
Ending Yield	4.83%	7.87%	11.57%	6.33%	4.83%	7.87%	11.57%	6.33%
As of June 30, 2015, approximately 80% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least "B" or higher. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of June 30, 2015:

First Lien	Second Lien

As of December 31, 2014, approximately 77% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least "B" or higher. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of December 31, 2014:

First Lien	Second Lien

Results of Operations

Operating results for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2015	2014	2015	2014 (1)
Investment income:
First lien floating rate loans	$2,401	$2,433	$4,833	$4,697
Second lien floating rate loans	606	674	1,206	1,112
CLO equity	1,873	1,483	3,582	2,578
Total investment income	4,880	4,590	9,621	8,387
Expenses:
Interest and other debt related costs	758	781	1,513	1,869
Management fee	563	574	1,141	1,000
Other expenses, net	282	278	560	555
Net expenses	1,603	1,633	3,214	3,424
Net investment income before taxes	3,277	2,957	6,407	4,963
Income tax provision	(57)	(30)	(127)	(109)
Net investment income	3,220	2,927	6,280	4,854
Net realized and unrealized (loss) / gain on investments:
Net realized gain on investments	78	115	385	264
Net unrealized (depreciation) / appreciation on investments	(150)	(193)	274	51
Income tax benefit / (provision)	11	—	11	(200)
Net realized and unrealized (loss) / gain on investments	(61)	(78)	670	115
Net increase in net assets resulting from operations	$3,159	$2,849	$6,950	$4,969

(1)
The source of debt financing, tax structure and average portfolio size changed following the IPO which occurred during the six months ended June 31, 2014. As such, the period presented may not be comparable to the six months ended June 31, 2015.

Investment Income
Investment income increased $0.3 million to $4.9 million for the three months ended June 30, 2015 over the comparable period in 2014. The increase was primarily driven by CLO equity investments, which represented a greater percentage of the portfolio, on average, during the second quarter of 2015 compared to the second quarter of 2014. Additionally, CLO equity had a higher yield during the three months ended June 30, 2015 than the comparable period in 2014. The increase in investment income from CLO equity investments was partially offset by a decline in revenue from the Loan Portfolio due to its lower yield from tighter new issue spreads and the repricing of approximately 10% of the first lien portion of the Loan Portfolio during the three months ended June 30, 2015. Investment income increased $1.2 million to $9.6 million for the six months ended June 30, 2015 compared to the comparable period in 2014. The increase was a result of various factors including a larger investment portfolio, on average, and an increase to the yield on the total investment portfolio primarily as a result of CLO equity investments representing a greater percentage of the portfolio.
Net Expenses
Net expenses remained stable at $1.6 million for the three months ended June 30, 2015 compared to the comparable period in 2014 with no significant fluctuations in borrowing costs, management fees or other net expenses. Net expenses declined $0.2 million for the six months ended June 30, 2015 over the comparable period in 2014. The decline was driven by a reduction of interest expense due to a lower average cost of funding, which was partially offset by higher management fees as a result of prorating the fee for the first quarter of 2014 since the Management Agreement did not take effect until the closing of the IPO.

The following table outlines the costs associated with our debt financing during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014
Interest expense	$635	$668	$1,272	$1,635
Commitment fees	26	15	47	40
Amortization of debt financing costs	97	98	194	194
Total Debt Financing Costs	$758	$781	$1,513	$1,869

Average debt outstanding	$126,259	$132,364	$127,601	$125,815
Average cost of funding (1)	2.41%	2.36%	2.39%	2.99%
Weighted average interest rate	1.99%	2.00%	1.98%	2.59%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs
Debt financing costs decreased slightly during the three months ended June 30, 2015 over the comparable period in 2014 primarily as a result of less debt outstanding, on average, during the period.
Costs associated with debt financing decreased by $0.4 million for the six months ended June 30, 2015 over the comparable period in 2014. The decline was primarily driven by a decrease in the average interest rate during the first half 2015. Prior to the closing of the IPO, there was $194.7 million outstanding on the ACAM Facility, which bore an average interest rate of 5.00%. Following the IPO, the ACAM Facility was repaid and all subsequent borrowings were provided by the BAML Facility at a significantly lower average rate of LIBOR+1.80%.
Net Realized Gains
Sales and repayments of investments during the three months ended June 30, 2015 totaled $41.1 million resulting in net realized gains of $0.1 million. Sales and repayments of investments during the six months ended June 30, 2015 totaled $83.5 million resulting in net realized gains of $0.4 million. The sale of one CLO equity position contributed $0.3 million of realized gains during the six months ended June 30, 2015.
Sales and repayments of investments during the three months ended June 30, 2014 totaled $43.6 million resulting in net realized gains of $0.1 million. Sales and repayments of investments during the six months ended June 30, 2014 totaled $63.3 million resulting in net realized gains of $0.3 million.
Net Unrealized Appreciation / Depreciation
During the three months ended June 30, 2015, we recognized net unrealized depreciation on the investment portfolio of $0.2 million, which was primarily driven by unrealized depreciation of $0.6 million from one first lien investment as a result of idiosyncratic risks at the portfolio company, which was partially offset by net unrealized appreciation of $0.4 million from the remainder of the investment portfolio. Exclusive of the previously mentioned first lien investment, the Loan Portfolio contributed $0.1 million of net unrealized appreciation, which was consistent with the relative stability of loan prices in the overall market. CLO equity contributed $0.3 million of net unrealized appreciation as a result of strong cash flows received during the quarter and actual defaults being less than forecast default rates. The net unrealized depreciation on investments for the three months ended June 30, 2014 was $0.2 million.
During the six months ended June 30, 2015, we recognized net unrealized appreciation on the investment portfolio of $0.3 million. The Loan Portfolio produced $1.3 million of net unrealized appreciation during the six months ended June 30, 2015, which was reflective of higher prices in the broadly syndicated U.S. loan market as a result of continued demand for loans from CLO formation coupled with lackluster primary new loan issuance. The net unrealized appreciation on the Loan Portfolio was partially offset by $1.0 million of net unrealized depreciation from CLO equity, which was primarily the result of an increase to the discount rate used in the valuations and the reversal of previously recognized unrealized appreciation of $0.2 million upon the exit of one CLO position. The net unrealized appreciation on investments for the six months ended June 30, 2014 was $0.1 million, which was primarily the result of appreciation on the portfolio purchased during the period in the primary market.
Taxes
We intend to elect to be treated as a RIC under subchapter M of the Code for income tax purposes. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements; additionally, we must distribute annually at least 90% of our ordinary income, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we generally are not subject to the entity level taxes on earnings timely distributed to our stockholders. At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4%

excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three months ended June 30, 2015 and 2014, we accrued federal excise tax of $70 thousand and $30 thousand, respectively. For the six months ended June 30, 2015 and 2014, we accrued federal excise tax of $140 thousand and $30 thousand, respectively.
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
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of June 30, 2015, our net asset value was $14.54 per share and our closing market price was $12.65 per share. As of December 31, 2014, our net asset value was $14.42 per share and our closing market price was $12.11 per share.
Debt Capital
As of June 30, 2015, we had $123.8 million in borrowings outstanding on our Credit Facility and our debt to equity ratio was 0.85x. The fair value of assets pledged as collateral on our Credit Facility as of June 30, 2015 were $214.4 million. As of June 30, 2015, we had approximately $18.7 million of available liquidity consisting of $2.5 million of cash and cash equivalents and $16.2 million of available capacity on our Credit Facility. As of December 31, 2014, we had $130.0 million in borrowings outstanding on our Credit Facility and our debt to equity ratio was 0.90x. The fair value of assets pledged as collateral on our Credit Facility as of December 31, 2014 were $220.4 million. As of December 31, 2014, we had approximately $11.8 million of available liquidity consisting of $1.8 million of cash and cash equivalents and $10.0 million of available capacity on our Credit Facility.
The commitment termination date on our Credit Facility is November 18, 2015, and all outstanding borrowings on that date must be repaid by the maturity date of December 18, 2015, unless the Credit Facility is otherwise extended. Prior to the commitment termination date, we plan to either extend the Credit Facility or obtain a new debt financing facility to replace the Credit Facility.
As a BDC, we are permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2015, our asset coverage was 217%. As of December 31, 2014, our asset coverage was 211%.
Operating and Financing Cash Flows
For the six months ended June 30, 2015, net cash provided by operating activities was $14.6 million and was primarily derived from the collection of interest on our investment portfolio and net proceeds from purchases and sales of investments. For the six months ended June 30, 2015, net cash used in financing activities was $13.9 million and was primarily used to pay $7.7 million of dividends and reduce debt outstanding by $6.2 million. For the six months ended June 30, 2014, net cash used in operating activities was $89.0 million and was primarily a result of net investment purchases of $85.1 million. For the six months ended June 30, 2014, net cash provided by financing activities was $80.4 million and was primarily attributable to net proceeds from our IPO of $149.2 million offset by a net decrease in the amount of debt outstanding of $66.7 million.
Off-Balance Sheet Arrangements
We do not currently engage in off-balance sheet arrangements.

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
On May 4, 2015, we announced a monthly dividend of $0.097 per share for each of May, June and July 2015. On August 3, 2015, we announced a monthly dividend of $0.097 per share for each of August, September and October 2015. Since our January 2014 IPO, we have declared a total of $20.0 million in dividends, or $1.999 per share.
The table below details the dividends declared on our shares of common stock since the completion of our IPO (dollars in thousands, except per share data):

Quarterly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.180	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.280	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.280	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.290	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.290	$2,900

Monthly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount(1)
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
Inception to Date Total				$1.999	$19,990
(1) Future dividend amounts do not assume issuance of shares under the dividend reinvestment and stock purchase plan
We maintain an "opt out" dividend reinvestment and stock purchase plan for our common stockholders. As a result, if we declare a dividend, then stockholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they, or their nominees on their behalf, specifically "opt out" of the dividend reinvestment and stock purchase plan so as to receive cash dividends.
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
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2015 and 2014, we had no loans on non-accrual status.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of June 30, 2015, 100% of the debt investments in our portfolio had interest rate floors between 1.00% and 1.75%, which, in the current interest rate environment where LIBOR is below 1.00%, has effectively converted those floating rate debt investments to fixed rate debt investments. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor, and therefore, our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of June 30, 2015, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our SFRL portfolio and debt financing.

($ in thousands except per share data) Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)	Net Increase (Decrease) per share
300	$4,772	$3,714	$1,058	$0.11
200	$2,555	$2,476	$79	$0.01
100	$358	$1,238	$(880)	$(0.09)
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

The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO equity investments as of June 30, 2015(1).
(1) Forward LIBOR curve used to develop the cash flows incorporated in the June 30, 2015 valuations and the cash flows used to calculate the effective yield as of June 30, 2015. Source: Tullett Prebon as of June 3, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	August 13, 2015	By:	/s/ John R. Erickson
John R. Erickson Executive Vice President and Chief Financial Officer (Principal Financial Officer)