Form 10-Q
period 2015-09-30
American Capital Senior Floating, Ltd.
filed 2015-11-16
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange     Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $.01 par value, outstanding as of November 16, 2015 was 10,000,100.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2015 (unaudited)	December 31, 2014
Assets:
Investments, fair value (cost of $273,758 and $282,133, respectively)	$257,732	$276,370
Cash and cash equivalents	2,247	1,757
Receivable for investments sold	2,007	2,983
Deferred financing costs	85	378
Interest receivable	660	704
Prepaid expenses and other assets	289	121
Receivable from affiliate (see notes 3 and 4)	193	164
Total assets	$263,213	$282,477
Liabilities:
Secured revolving credit facility payable (see note 7)	$124,800	$130,000
Payable for investments purchased	995	4,226
Dividends payable (see note 10)	970	2,900
Management fee payable (see note 3)	558	577
Interest payable (see note 7)	62	80
Taxes payable (see note 8)	210	80
Payable to affiliate (see note 4)	202	212
Other liabilities and accrued expenses	160	167
Total liabilities	127,957	138,242
Commitments and contingencies (see note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000,100 and 10,000,100 issued and outstanding, respectively; 300,000,000 and 300,000,000 authorized, respectively	100	100
Paid-in capital in excess of par	151,131	151,131
Undistributed net investment income	1,037	133
Accumulated net realized loss from investments	(986)	(1,366)
Net unrealized depreciation on investments	(16,026)	(5,763)
Total net assets	135,256	144,235
Total liabilities and net assets	$263,213	$282,477
Net asset value per share outstanding	$13.53	$14.42

See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income:
Interest	$4,987	$4,554	$14,608	$12,941
Total investment income	4,987	4,554	14,608	12,941
Expenses:
Interest and commitment fee (see note 7)	667	689	1,986	2,364
Management fee (see note 3)	558	609	1,699	1,609
Insurance	116	136	349	379
Amortization of deferred financing costs	99	100	293	294
Other general and administrative expenses (see note 4)	363	430	1,162	1,296
Total expenses	1,803	1,964	5,489	5,942
Reimbursement for expense cap (see notes 3 and 4)	(193)	(283)	(665)	(837)
Net expenses	1,610	1,681	4,824	5,105
Net investment income before taxes	3,377	2,873	9,784	7,836
Income tax (provision) benefit (see note 8)	(33)	20	(160)	(89)
Net investment income	3,344	2,893	9,624	7,747
Net realized and unrealized (loss) gain on investments:
Net realized (loss) gain on investments	(5)	(29)	380	235
Net unrealized depreciation on investments	(10,537)	(2,618)	(10,263)	(2,567)
Income tax benefit (provision)	—	—	11	(200)
Net realized and unrealized loss on investments	(10,542)	(2,647)	(9,872)	(2,532)
Net (decrease) increase in net assets resulting from operations ("Net (Loss) Earnings")	$(7,198)	$246	$(248)	$5,215

Net investment income per share	$0.33	$0.29	$0.96	$0.77
Net (Loss) Earnings per share (see note 5)	$(0.72)	$0.02	$(0.02)	$0.52
Dividend declared per share	$0.29	$0.28	$0.87	$0.74
Weighted average shares outstanding (1)	10,000	10,000	10,000	10,000

(1)	Assumes the issuance of 10,000 shares of common stock on January 1, 2014 that were issued in connection with the IPO, which closed on January 22, 2014.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operations:
Net investment income	$9,624	$7,747
Net realized gain (loss)	380	(59)
Net unrealized depreciation on investments	(10,252)	(2,473)
Net (Loss) Earnings	(248)	5,215

Dividends to Common Stockholders:
From net investment income	(8,720)	(7,400)

Capital Transactions:
Proceeds from initial public offering	—	150,000
Offering costs	—	(865)
(Distribution) contribution for taxes waived	(11)	574
Net (decrease) increase in net assets from capital transactions	(11)	149,709
Net (decrease) increase in net assets	(8,979)	147,524

Net assets:
Beginning of period	144,235	1,016
End of period	$135,256	$148,540

Undistributed net investment income included in net assets at end of period	$1,037	$593

Capital share activity:
Shares issued in public offering	—	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss (Earnings) from operations	$(248)	$5,215
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gain on investments	(380)	(235)
Net unrealized depreciation on investments	10,263	2,567
Accretion of CLO interest income	(5,570)	(3,946)
Net amortization of (discount) / premium on loans	(49)	3
Amortization of deferred financing costs	293	294
Purchase of investments	(88,997)	(208,923)
Proceeds from disposition of investments	103,371	116,211
Decrease (increase) in receivable for investments sold	976	(59)
Decrease in payable for investments purchased	(3,231)	(2,091)
Increase in receivable from affiliate	(29)	(283)
Decrease (increase) in interest receivable	44	(219)
(Increase) decrease in prepaid expenses and other assets	(168)	300
Decrease in interest payable	(18)	(858)
Decrease in other liabilities and accrued expenses	(7)	(28)
Decrease in payable to affiliate	(10)	(67)
(Decrease) increase in management fee payable	(19)	609
Increase (decrease) in taxes payable	119	(219)
Net cash provided by (used in) operating activities	16,340	(91,729)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	—	150,000
Offering costs from the issuance of common stock	—	(865)
Dividends paid	(10,650)	(4,600)
Proceeds from debt	72,100	184,400
Payments on debt	(77,300)	(244,148)
Deferred financing costs paid	—	(297)
Net cash (used in) provided by financing activities	(15,850)	84,490
Net increase (decrease) in cash and cash equivalents	490	(7,239)
Cash and cash equivalents at beginning of period	1,757	12,493
Cash and cash equivalents at end of period	$2,247	$5,254
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$2,004	$3,222
Net cash paid for income taxes	$30	$517
Dividends declared and payable during the period	8,720	7,400
Supplemental disclosure of non-cash financing activity:
(Distribution) contribution for income taxes waived	$(11)	$574

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans — 138.2% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	05/28/21	4.75%	L+3.75	1.00%	Hotels, Restaurants & Leisure	$1,977	$1,971	$1,871
Accellent Inc. (5)	03/12/21	4.50%	L+3.50	1.00%	Health Care Equipment & Supplies	1,970	1,970	1,970
Acosta, Inc. (5)	09/26/21	4.25%	L+3.25	1.00%	Media	2,481	2,442	2,448
ADMI Corp. (5)	04/29/22	5.50%	L+4.50	1.00%	Health Care Providers & Services	549	547	552
Aegis Toxicology Sciences Corporation (5)	02/24/21	5.50%	L+4.50	1.00%	Health Care Providers & Services	1,646	1,637	1,522
Agrofresh Inc. (3), (5)	07/31/21	5.75%	L+4.75	1.00%	Chemicals	399	397	399
Air Medical Group Holdings, Inc. (5)	04/28/22	4.50%	L+3.50	1.00%	Health Care Providers & Services	1,995	2,000	1,973
Albertson's LLC (5)	03/21/19	5.38%	L+4.38	1.00%	Food & Staples Retailing	993	989	994
AlixPartners, LLP (5)	07/28/22	4.50%	L+3.50	1.00%	Diversified Financial Services	2,000	1,995	1,998
Alliant Holdings Intermediate, LLC (5)	08/12/22	4.50%	L+3.50	1.00%	Insurance	1,047	1,045	1,036
American Tire Distributors, Inc. (5)	09/01/21	5.25%	L+4.25	1.00%	Distributors	1,482	1,475	1,487
Amneal Pharmaceuticals LLC (5)	11/01/19	4.50%	L+3.50	1.00%	Pharmaceuticals	995	995	996
AmWINS Group, LLC (5)	09/06/19	5.25%	L+4.25	1.00%	Insurance	2,942	2,955	2,958
Anchor Glass Container Corporation (5)	07/01/22	4.50%	L+3.50	1.00%	Containers & Packaging	963	959	966
Aquilex LLC (5)	12/31/20	5.00%	L+4.00	1.00%	Commercial Services & Supplies	970	968	960
Ardent Legacy Acquisitions, Inc. (5)	08/04/21	6.50%	L+5.50	1.00%	Health Care Providers & Services	333	330	335
ARG IH Corporation (5)	11/15/20	4.75%	L+3.75	1.00%	Hotels, Restaurants & Leisure	2,469	2,478	2,478
Ascend Learning, LLC (5)	07/31/19	5.50%	L+4.50	1.00%	Diversified Consumer Services	589	587	590
Ascensus, Inc. (5)	12/02/19	5.00%	L+4.00	1.00%	Commercial Services & Supplies	936	933	938
Asurion, LLC (5)	05/24/19	5.00%	L+3.75	1.25%	Commercial Services & Supplies	967	968	925
Asurion, LLC (5)	08/04/22	5.00%	L+4.00	1.00%	Commercial Services & Supplies	1,247	1,241	1,182
BJ's Wholesale Club, Inc. (5)	09/26/19	4.50%	L+3.50	1.00%	Food & Staples Retailing	1,475	1,476	1,463
Blackboard Inc. (5)	10/04/18	4.75%	L+3.75	1.00%	Software	2,448	2,448	2,439
Blue Coat Holdings, Inc. (5)	05/20/22	4.50%	L+3.50	1.00%	Communications Equipment	2,000	2,001	1,986
BWay Intermediate Company, Inc. (5)	08/14/20	5.50%	L+4.50	1.00%	Containers & Packaging	2,962	2,938	2,957
C.H.I. Overhead Doors, Inc. (5)	07/29/22	4.75%	L+3.75	1.00%	Building Products	333	333	334
Calceus Acquisition, Inc. (5)	01/31/20	5.00%	L+4.00	1.00%	Textiles, Apparel & Luxury Goods	2,343	2,351	2,233
Camp International Holding Company (5)	05/31/19	4.75%	L+3.75	1.00%	Transportation Infrastructure	1,965	1,987	1,954
Carecore National, LLC (5)	3/5/21	5.50%	L+4.50	1.00%	Health Care Providers & Services	2,052	2,052	1,939

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 138.2% of Net Assets
CCM Merger Inc. (5)	8/6/21	4.50%	L+3.50	1.00%	Hotels, Restaurants & Leisure	$885	$880	$885
CDRH Parent, Inc. (5)	7/1/21	5.25%	L+4.25	1.00%	Health Care Providers & Services	988	984	985
Checkout Holding Corp. (5)	4/9/21	4.50%	L+3.50	1.00%	Media	2,469	2,467	2,123
CityCenter Holdings, LLC (5)	10/16/20	4.25%	L+3.25	1.00%	Hotels, Restaurants & Leisure	1,819	1,829	1,816
Compuware Corporation (5)	12/15/21	6.25%	L+5.25	1.00%	Software	2,980	2,911	2,879
Concentra Inc. (5)	6/1/22	4.00%	L+3.00	1.00%	Health Care Providers & Services	907	905	906
Connolly, LLC (5)	5/14/21	4.50%	L+3.50	1.00%	Professional Services	1,114	1,105	1,112
CPG International Inc. (5)	9/30/20	4.75%	L+3.75	1.00%	Building Products	1,943	1,943	1,925
CPI Buyer, LLC (5)	8/16/21	5.50%	L+4.50	1.00%	Trading Companies & Distributors	990	977	985
CT Technologies Intermediate Holdings, Inc. (5)	12/1/21	5.25%	L+4.25	1.00%	Health Care Technology	499	496	498
Dell International LLC (5)	4/29/20	4.00%	L+3.25	0.75%	Technology Hardware, Storage & Peripherals	2,494	2,502	2,484
Deltek, Inc. (5)	6/25/22	5.00%	L+4.00	1.00%	Software	2,932	2,925	2,938
Dole Food Company, Inc. (5)	11/1/18	4.50%	L+3.50	1.00%	Food Products	2,520	2,515	2,518
Duff & Phelps Corporation (5)	4/23/20	4.75%	L+3.75	1.00%	Capital Markets	3,430	3,432	3,421
DynCorp International Inc. (5)	7/7/16	6.25%	L+4.50	1.75%	Aerospace & Defense	2,189	2,193	2,143
Electrical Components International, Inc. (5)	5/28/21	5.75%	L+4.75	1.00%	Electrical Equipment	1,975	1,979	1,978
Emerald Expositions Holding, Inc. (5)	6/17/20	4.75%	L+3.75	1.00%	Media	2,630	2,649	2,628
Epicor Software Corporation (5)	6/1/22	4.75%	L+3.75	1.00%	Software	998	995	993
eResearchTechnology, Inc. (5)	5/8/22	5.50%	L+4.50	1.00%	Life Sciences Tools & Services	998	993	995
Evergreen Acqco 1 LP (5)	7/9/19	5.00%	L+3.75	1.25%	Multiline Retail	625	626	537
EWT Holdings III Corp. (5)	1/15/21	4.75%	L+3.75	1.00%	Machinery	983	979	979
Expro Finservices S.à r.l. (3), (5)	9/2/21	5.75%	L+4.75	1.00%	Energy Equipment & Services	1,980	1,954	1,615
Fairmount Minerals, Ltd. (5)	9/5/19	4.50%	L+3.50	1.00%	Metals & Mining	2,940	2,953	2,315
Filtration Group Corporation (5)	11/23/20	4.25%	L+3.25	1.00%	Industrial Conglomerates	1,000	1,000	1,001
Fitness International, LLC (5)	7/1/20	5.50%	L+4.50	1.00%	Hotels, Restaurants & Leisure	1,292	1,281	1,238
Gates Global LLC (5)	7/6/21	4.25%	L+3.25	1.00%	Machinery	1,492	1,491	1,418
Global Tel*Link Corporation (5)	5/23/20	5.00%	L+3.75	1.25%	Diversified Telecommunication Services	1,690	1,665	1,660
Gruden Acquisition, Inc. (5)	8/18/22	5.75%	L+4.75	1.00%	Road & Rail	333	330	329
HGIM Corp. (5)	6/18/20	5.50%	L+4.50	1.00%	Marine	1,470	1,474	961
Hyland Software, Inc. (5)	7/1/22	4.75%	L+3.75	1.00%	Software	2,488	2,466	2,485
Immucor, Inc. (5)	8/19/18	5.00%	L+3.75	1.25%	Health Care Equipment & Supplies	987	993	983
Indra Holdings Corp. (5)	5/1/21	5.25%	L+4.25	1.00%	Textiles, Apparel & Luxury Goods	1,234	1,224	1,197
Informatica Corporation (5)	8/5/22	4.50%	L+3.50	1.00%	Software	2,000	1,995	1,991
Information Resources, Inc. (5)	9/30/20	4.75%	L+3.75	1.00%	Professional Services	1,960	1,971	1,969

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 138.2% of Net Assets
Inmar, Inc. (5)	1/27/21	4.25%	L+3.25	1.00%	Commercial Services & Supplies	$1,975	$1,960	$1,941
Interactive Data Corporation (5)	5/2/21	4.75%	L+3.75	1.00%	Media	1,975	1,994	1,971
Ion Media Networks, Inc. (5)	12/18/20	4.75%	L+3.75	1.00%	Media	1,970	1,980	1,970
IPC Corp. (5)	8/6/21	5.50%	L+4.50	1.00%	Software	1,492	1,486	1,479
J.C. Penney Corporation, Inc. (3), (5)	6/20/19	5.00%	L+4.00	1.00%	Multiline Retail	1,485	1,482	1,482
Jaguar Holding Company II (5)	8/18/22	4.25%	L+3.25	1.00%	Life Sciences Tools & Services	1,496	1,489	1,482
Jazz Acquisition, Inc. (5)	6/19/21	4.50%	L+3.50	1.00%	Aerospace & Defense	1,976	1,980	1,944
Key Safety Systems, Inc. (5)	8/29/21	4.75%	L+3.75	1.00%	Auto Components	1,485	1,479	1,455
Kronos Worldwide, Inc. (3), (5)	8/26/22	6.00%	L+5.00	1.00%	Household Products	1,000	975	982
La Frontera Generation, LLC (5)	9/30/20	4.50%	L+3.50	1.00%	Independent Power & Renewable Electricity Producers	1,789	1,798	1,604
Landmark Aviation FBO Canada, Inc. (3), (5)	10/25/19	4.75%	L+3.75	1.00%	Aerospace & Defense	75	76	75
Landslide Holdings, Inc. (5)	2/25/20	5.00%	L+4.00	1.00%	Software	985	981	984
Language Line, LLC (5)	7/7/21	6.50%	L+5.50	1.00%	Commercial Services & Supplies	1,000	990	1,002
Learning Care Group (US) No. 2 Inc. (5)	5/5/21	5.00%	L+4.00	1.00%	Diversified Consumer Services	1,018	1,018	1,019
Leonardo Acquisition Corp. (5)	1/29/21	4.25%	L+3.25	1.00%	Internet & Catalog Retail	2,940	2,950	2,935
Life Time Fitness, Inc. (5)	6/10/22	4.25%	L+3.25	1.00%	Hotels, Restaurants & Leisure	499	496	498
LM U.S. Member LLC (5)	10/25/19	4.75%	L+3.75	1.00%	Aerospace & Defense	1,899	1,907	1,892
Millennium Health, LLC (5), (8)	4/16/21	—%	L+4.25	1.00%	Health Care Providers & Services	945	937	303
Mitchell International, Inc. (5)	10/13/20	4.50%	L+3.50	1.00%	Software	2,907	2,920	2,901
Moneygram International, Inc. (3), (5)	3/27/20	4.25%	L+3.25	1.00%	IT Services	603	571	571
National Financial Partners Corp. (5)	7/1/20	4.50%	L+3.50	1.00%	Insurance	2,473	2,486	2,435
New Albertson's, Inc. (5)	6/27/21	4.75%	L+3.75	1.00%	Food & Staples Retailing	995	1,000	995
Onex Carestream Finance LP (5)	6/7/19	5.00%	L+4.00	1.00%	Health Care Equipment & Supplies	1,732	1,737	1,665
Opal Acquisition, Inc. (5)	11/27/20	5.00%	L+4.00	1.00%	Health Care Providers & Services	2,940	2,922	2,888
Ortho-Clinical Diagnostics S.A. (3), (5)	6/30/21	4.75%	L+3.75	1.00%	Health Care Providers & Services	1,975	1,973	1,945
P2 Lower Acquisition, LLC (5)	10/22/20	5.50%	L+4.50	1.00%	Health Care Providers & Services	1,966	1,961	1,976
Peabody Energy Corporation (3), (5)	9/24/20	4.25%	L+3.25	1.00%	Oil, Gas & Consumable Fuels	992	901	712
PetSmart, Inc. (5)	3/11/22	4.25%	L+3.25	1.00%	Specialty Retail	997	993	997
Pharmedium Healthcare Corporation (5)	1/28/21	4.25%	L+3.25	1.00%	Pharmaceuticals	2,351	2,363	2,331
Phillips-Medisize Corporation (5)	6/16/21	4.75%	L+3.75	1.00%	Health Care Equipment & Supplies	1,211	1,210	1,211
Plaze, Inc. (5)	7/31/22	5.25%	L+4.25	1.00%	Chemicals	833	833	835
Presidio, Inc. (5)	2/2/22	5.25%	L+4.25	1.00%	IT Services	1,343	1,343	1,343
Quikrete Holdings, Inc. (5)	9/28/20	4.00%	L+3.00	1.00%	Construction Materials	2,836	2,847	2,825
RCHP, Inc. (5)	4/23/19	5.25%	L+4.25	1.00%	Health Care Providers & Services	1,975	1,961	1,959

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 138.2% of Net Assets
Renaissance Learning, Inc. (5)	4/9/21	4.50%	L+3.50	1.00%	Software	$1,970	$1,969	$1,918
RGIS Services, LLC (5)	10/18/17	5.50%	L+4.25	1.25%	Commercial Services & Supplies	2,939	2,929	2,564
Riverbed Technology, Inc. (5)	4/25/22	6.00%	L+5.00	1.00%	Communications Equipment	995	990	998
Scientific Games International, Inc. (3), (5)	10/1/21	6.00%	L+5.00	1.00%	Hotels, Restaurants & Leisure	990	981	979
Sears Roebuck Acceptance Corp. (3), (5)	6/30/18	5.50%	L+4.50	1.00%	Multiline Retail	990	977	975
Securus Technologies Holdings, Inc. (5)	4/30/20	4.75%	L+3.50	1.25%	Diversified Telecommunication Services	1,890	1,868	1,835
Spin Holdco Inc. (5)	11/14/19	4.25%	L+3.25	1.00%	Diversified Consumer Services	2,948	2,949	2,896
STS Operating, Inc. (5)	2/12/21	4.75%	L+3.75	1.00%	Trading Companies & Distributors	1,970	1,980	1,936
Surgery Center Holdings, Inc. (5)	11/3/20	5.25%	L+4.25	1.00%	Health Care Providers & Services	1,985	1,977	1,988
Syniverse Holdings, Inc. (5)	4/23/19	4.00%	L+3.00	1.00%	Wireless Telecommunication Services	1,500	1,466	1,382
Thermasys Corp. (5)	5/3/19	5.25%	L+4.00	1.25%	Machinery	704	705	688
TPF II LC, LLC (5)	10/2/21	5.50%	L+4.50	1.00%	Independent Power & Renewable Electricity Producers	986	980	987
Travelport Finance (Luxembourg) S.à r.l. (3), (5)	9/2/21	5.75%	L+4.75	1.00%	Internet Software & Services	1,985	1,964	1,978
Turbocombustor Technology, Inc. (5)	12/2/20	5.50%	L+4.50	1.00%	Aerospace & Defense	3,439	3,413	3,353
Tyche Holdings, LLC (5)	11/12/21	4.75%	L+3.75	1.00%	IT Services	1,836	1,831	1,834
Univision Communications Inc. (5)	3/1/20	4.00%	L+3.00	1.00%	Media	1,492	1,493	1,485
USI, Inc. (5)	12/27/19	4.25%	L+3.25	1.00%	Insurance	1,960	1,974	1,946
USIC Holdings, Inc. (5)	7/10/20	4.00%	L+3.00	1.00%	Construction & Engineering	1,459	1,464	1,448
William Morris Endeavor Entertainment, LLC (5)	5/6/21	5.25%	L+4.25	1.00%	Media	1,970	1,968	1,964
WP CPP Holdings, LLC (5)	12/28/19	4.50%	L+3.50	1.00%	Aerospace & Defense	2,441	2,436	2,416
Total First Lien Floating Rate Loans						$192,344	$191,863	$186,950
Second Lien Floating Rate Loans — 18.9% of Net Assets
Accellent Inc. (5)	3/11/22	7.50%	L+6.50	1.00%	Health Care Equipment & Supplies	$1,500	$1,497	$1,510
Advantage Sales & Marketing Inc. (5)	7/25/22	7.50%	L+6.50	1.00%	Professional Services	1,000	994	960
Ameriforge Group Inc. (6)	12/21/20	8.75%	L+7.50	1.25%	Energy Equipment & Services	500	500	296
Applied Systems, Inc.	1/24/22	7.50%	L+6.50	1.00%	Software	980	974	974
Asurion, LLC (5)	3/3/21	8.50%	L+7.50	1.00%	Commercial Services & Supplies	1,000	988	906
Camp International Holding Company	11/29/19	8.25%	L+7.25	1.00%	Transportation Infrastructure	1,000	1,000	994
Checkout Holding Corp. (5)	4/11/22	7.75%	L+6.75	1.00%	Media	1,000	1,003	680
Connolly, LLC (5)	5/13/22	8.00%	L+7.00	1.00%	Professional Services	1,250	1,240	1,248
Del Monte Foods, Inc. (3), (5)	8/18/21	8.25%	L+7.25	1.00%	Food Products	1,500	1,499	1,343
EWT Holdings III Corp.	1/15/22	8.50%	L+7.50	1.00%	Machinery	1,000	996	985
Filtration Group Corporation(5)	11/22/21	8.25%	L+7.25	1.00%	Industrial Conglomerates	126	125	126
Jazz Acquisition, Inc. (5)	6/19/22	7.75%	L+6.75	1.00%	Aerospace & Defense	1,250	1,256	1,211

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans (continued) — 18.9% of Net Assets
Jonah Energy LLC (5)	5/12/21	7.50%	L+6.50	1.00%	Oil, Gas & Consumable Fuels	$500	$494	$405
Landslide Holdings, Inc.	2/25/21	8.25%	L+7.25	1.00%	Software	1,000	994	965
P2 Lower Acquisition, LLC	10/22/21	9.50%	L+8.50	1.00%	Health Care Providers & Services	500	498	498
Performance Food Group, Inc. (5)	11/14/19	6.75%	L+5.25	1.00%	Food & Staples Retailing	2,940	2,927	2,950
Ranpak Corp. (5)	10/3/22	8.25%	L+7.25	1.00%	Containers & Packaging	1,375	1,374	1,370
Road Infrastructure Investment, LLC (5)	9/30/21	7.75%	L+6.75	1.00%	Chemicals	2,000	2,008	1,875
Sedgwick Claims Management Services, Inc. (5)	2/28/22	6.75%	L+5.75	1.00%	Insurance	2,000	1,961	1,895
Solenis International, L.P. (5)	7/31/22	7.75%	L+6.75	1.00%	Chemicals	500	498	479
TWCC Holding Corp. (5)	6/26/20	7.00%	L+6.00	1.00%	Media	2,000	1,992	1,871
Tyche Holdings, LLC (5)	11/11/22	9.00%	L+8.00	1.00%	IT Services	1,500	1,501	1,485
WP CPP Holdings, LLC (5)	4/30/21	8.75%	L+7.75	1.00%	Aerospace & Defense	493	502	484
Total Second Lien Floating Rate Loans						$26,914	$26,821	$25,510
CLO Equity — 33.5% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (6)	4/15/25	14.64%				$5,900	$4,757	$4,120
Apidos CLO XVIII, Income Notes (3), (4), (6)	7/22/26	13.99%				2,500	1,981	1,785
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	4/17/26	11.61%				4,750	4,054	3,384
Avery Point II CLO, Income Notes (3), (4), (6)	7/17/25	13.97%				3,200	2,456	2,070
Babson 2015-1, Income Notes (3), (4), (6)	4/20/27	16.67%				2,500	2,349	2,149
Blue Hill CLO, Ltd., Subordinated Notes (3), (4), (6)	1/15/26	11.34%				5,400	4,405	2,939
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4), (6)	1/15/26	5.90%				100	79	75
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	4/15/27	12.83%				2,500	2,315	1,864
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	7/23/25	11.80%				4,675	3,721	2,803
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/25	8.76%				2,750	2,250	1,780
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/25	17.40%				2,500	1,735	1,624
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (6)	4/18/26	9.85%				5,250	4,183	3,340
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/17/25	11.82%				2,750	2,174	1,793
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4), (6)	4/18/26	19.01%				3,750	3,151	2,580
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/24	12.60%				1,000	758	756
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	4/15/26	11.11%				3,000	2,636	2,430
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/25	9.71%				3,410	2,507	2,001
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	1/15/24	14.25%				5,500	4,073	3,318
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	8/12/26	12.33%				2,500	2,184	1,811

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2015
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (6)	4/18/26	14.10%				4,000	3,306	2,650
Total CLO Equity						$67,935	$55,074	$45,272
Total Non-Control/Non-Affiliate Investments (7) — 190.6% of Net Assets						$287,193	$273,758	$257,732
Liabilities in Excess of Other Assets — (90.6%) of Net Assets								(122,476)
Net Assets — 100.0%								$135,256

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of September 30, 2015. For each CLO investment we have provided the accounting yield as of September 30, 2015 determined using the effective interest method that will be applied to the current amortized cost of the investment as adjusted for credit impairments, if any, in the following quarter.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically the London Interbank Offered Rate (“LIBOR” or “L”) or the prime index rate ("PRIME" or “P”), and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not "qualifying assets" under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2015, qualifying assets represented 78% of total assets.

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

(7)
Net estimated unrealized loss for federal income tax purposes is $(20,485) as of September 30, 2015 based on a tax cost of $278,217. Estimated aggregate gross unrealized loss for federal income tax purposes as of September 30, 2015 is $(20,708); estimated aggregate gross unrealized gain for federal income tax purposes as of September 30, 2015 is $223.

(8)	Investment has been placed on non-accrual as of September 30, 2015. All subsequent cash received from investment will be used to reduce its cost basis.

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
In January 2014, we completed an initial public offering (“IPO”) of 10,000,000 shares of common stock at the public offering price of $15.00 per share for gross proceeds of $150,000. Upon completion of the IPO, we became externally managed by American Capital ACSF Management, LLC (our "Manager"), an indirect subsidiary of American Capital Asset Management, LLC ("ACAM"), which is a wholly-owned portfolio company of American Capital, Ltd. ("American Capital"). Prior to the completion of our IPO, we were wholly-owned by ACAM. Following completion of the IPO, ACAM owned approximately 3% of our outstanding common stock, the maximum amount permissible under the 1940 Act. In conjunction with the IPO, our Manager paid the underwriting commissions of $7,952. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF”. We have elected to be treated as a BDC under the 1940 Act and to be taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
(unaudited)
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
As of September 30, 2015 and December 31, 2014, all of our investments were Non-Control/Non-Affiliate investments.
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
Income Taxes
As a RIC under Subchapter M of the Code, we are not subject to U.S. federal income tax on the portion of our taxable income distributed to our stockholders as a dividend. We intend to distribute 100% of our taxable income, within the Subchapter M rules, and therefore do not anticipate incurring corporate-level U.S. federal or state income tax. As a RIC, we are also subject to a nondeductible federal excise tax if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, and any recognized and undistributed taxable income from prior years.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the next 12 months.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2015, we had one loan on non-accrual status. As of December 31, 2014, we had no loans on non-accrual status.
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
Consolidation
As permitted under Article 6 of Regulation S-X and as explained by ASC 946-810-45, Financial Services - Investment Companies - Consolidation, we will generally not consolidate an investment in a company other than an investment company subsidiary or a controlled operating company whose business consists primarily of providing services to us. Accordingly, we have consolidated the results of ACSF Funding in our consolidated financial statements.
Deferred Financing Costs
Deferred financing costs represent fees and other direct expenses incurred in connection with the issuance of debt. These costs are capitalized and amortized into interest expense over the estimated average life of the borrowings.
Offering Costs
Offering costs consist of fees and expenses incurred in connection with the issuance of common stock including legal, accounting, printing and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction to offering proceeds when the offering becomes effective. There were no offering costs charged to capital during the three and nine months ended September 30, 2015 and $844 of offering costs charged to capital for each of the three and nine months ended September 30, 2014. The underwriting commissions associated with our IPO in January 2014 were paid for by our Manager and were not reflected as a reduction to capital at the time of the IPO.
Dividends to Common Stockholders
Dividends to common stockholders are recorded on the ex-dividend date.
Other General and Administrative Expenses
Other general and administrative expenses include audit and tax, professional fees, board of directors' fees, rent, IT system costs, custody, transfer agent and other operating expenses. Expenses are recognized on an accrual basis.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU 2015-15”), which codifies existing practice and the SEC staff position on the presentation and subsequent measurement of debt issuance costs related to line-of-credit (“LOC”) arrangements and provides that such costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the LOC arrangement, regardless of whether there are any outstanding borrowings on the LOC arrangement. An entity is required to apply the guidance in ASU 2015-03 on a retrospective basis such that the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle including the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We do not believe the adoption of ASU 2015-03 and ASU 2015-15 will have a material impact on our consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), which removes the requirement to include, as well as provide certain disclosure for, investments in the fair value hierarchy for which the fair value is measured at net asset value using the practical expedient. Disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. We do not believe the adoption of ASU 2015-07 will have a material impact on our consolidated financial statements.
Note 3. Management Agreement
In connection with our IPO, we entered into a two-year management agreement with our Manager effective as of January 15, 2014. Under the management agreement, our Manager has agreed to provide investment advisory services to us, in addition to providing personnel, facilities and additional services necessary for our operations. Unless terminated earlier, the management agreement will automatically renew following the expiration of its then current term for a one year period if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case if also approved by a majority of our directors who are not "Interested Persons" as defined under the 1940 Act. In October 2015, our Board of Directors and a majority of our directors who are not "Interested Persons", as defined under the 1940 Act, approved a renewal of the management agreement until January 15, 2017 and, subject to stockholder approval, an amendment and restatement of the management agreement, as described below.
Pursuant to the management agreement, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO (the "Expense Cap"). Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this Expense Cap, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the Expense Cap. In October 2015, our Manager agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us and (iii) make certain other immaterial changes. Following the expiration of the Expense Cap, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations. For the three and nine months ended September 30, 2015, our Manager was responsible for $193 and $665, respectively, of operating expenses as a result of the Expense Cap. For the three and nine months ended September 30, 2014, our Manager was responsible for $283 and $837, respectively, of operating expenses as a result of the Expense Cap.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. For the three and nine months ended September 30, 2015, we recognized management fees of $558 and $1,699, respectively. The management fee is prorated for any partial period and totaled $609 and $1,609 for the three and nine months ended September 30, 2014, respectively.
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
Note 4. Related Party Transactions
Administrative Services Agreement and Management Agreement
Our Manager has entered into an administrative services agreement whereby the Manager has agreed to reimburse American Capital and its affiliates for certain expenses incurred on our behalf. Pursuant to our management agreement, we are responsible for reimbursing our Manager, American Capital and its affiliates for expenses incurred on our behalf, excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or its affiliates who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. In addition, our Manager or one of its affiliates may pay for or incur certain expenses and then allocate these expenses to ACSF. For the three and nine months ended September 30, 2015, we recognized $236 and $720, respectively, of expenses that are reimbursable to our Manager and its affiliates. For the three and nine months ended September 30, 2014, we recognized $194 and $704, respectively, of expenses that are reimbursable to our Manager and its affiliates. Refer to Note 3 for additional information on the management agreement.
Securities Transactions
We may, from time to time, purchase securities from, or sell securities to affiliates of our Manager at fair market value on the trade date. During the three and nine months ended September 30, 2015, there were no purchases or sales of securities to affiliates of our Manager. During the three and nine months ended September 30, 2014, total proceeds from sales to affiliates were $5,462 and $20,521, respectively.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator — Net (Loss) Earnings	$(7,198)	$246	$(248)	$5,215
Denominator — weighted average shares (1)	10,000,100	10,000,100	10,000,100	10,000,100
Net (Loss) Earnings per share	$(0.72)	$0.02	$(0.02)	$0.52

(1)	Assumes the 10,000,000 common shares issued in our IPO on January 22, 2014 were issued on January 1, 2014.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

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
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral including, but not limited to, assumptions for default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions that are derived from multiple sources including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. For the nine months ended September 30, 2015, there were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process compared to the period ended December 31, 2014.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$186,950	$—	$186,950	$—
Second lien floating rate loans	25,510	—	25,214	296
CLO equity	45,272	—	—	45,272
Total Investments	$257,732	$—	$212,164	$45,568

	December 31, 2014
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$194,952	$—	$189,274	$5,678
Second lien floating rate loans	29,841	—	26,601	3,240
CLO equity	51,577	—	—	51,577
Total Investments	$276,370	$—	$215,875	$60,495
The following table provides a summary of the changes in fair value of Level 3 assets for the nine months ended September 30, 2015 as well as the portion of net unrealized depreciation for the nine months ended September 30, 2015 related to those assets still held as of September 30, 2015:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Total
Beginning Balance – December 31, 2014	$5,678	$3,240	$51,577	$60,495
Purchases	—	—	8,206	8,206
Sales	—	—	(2,283)	(2,283)
Repayments (1)	(11)	—	(9,960)	(9,971)
Amortization of discount/premium (2)	2	—	5,570	5,572
Transfers out (3)	(6,892)	(3,240)	—	(10,132)
Transfers in (3)	1,249	493	—	1,742
Realized gains, net	—	—	278	278
Net unrealized depreciation	(26)	(197)	(8,116)	(8,339)
Ending Balance – September 30, 2015	$—	$296	$45,272	$45,568
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held as of September 30, 2015	$—	$(197)	$(7,900)	$(8,097)

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of each quarterly period.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the nine months ended September 30, 2014 as well as the portion of net unrealized (depreciation) appreciation for the nine months ended September 30, 2014 related to those assets still held as of September 30, 2014:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Total
Beginning Balance – December 31, 2013	$36,257	$3,536	$30,172	$69,965
Purchases	9,505	7,924	22,265	39,694
Sales	(12,538)	(3,507)	—	(16,045)
Repayments (1)	(4,338)	—	(5,808)	(10,146)
Amortization of discount/premium (2)	5	3	3,946	3,954
Transfers out (3)	(34,777)	(6,531)	—	(41,308)
Transfers in (3)	8,019	—	—	8,019
Realized gains, net	133	36	—	169
Net unrealized (depreciation) appreciation	(36)	40	(190)	(186)
Ending Balance – September 30, 2014	$2,230	$1,501	$50,385	$54,116
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held as of September 30, 2014	$(5)	$(9)	$(190)	$(204)

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of each quarterly period.

     The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of September 30, 2015:

				Range
	Fair Value as of September 30, 2015	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
Second lien floating rate loans	$296	Third-party vendor pricing service	Bid/Ask	57	61	59
CLO equity	45,272	Discounted Cash Flow	Discount rate Prepayment rate Default rate	15.4% 30.0% 1.0%	27.9% 33.3% 1.6%	20.3% 30.2% 1.5%
Total	$45,568

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of December 31, 2014:

				Range
	Fair Value as of December 31, 2014	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
First lien floating rate loans	$5,678	Third-party vendor pricing service	Bid/Ask	91	100	96
Second lien floating rate loans	3,240	Third-party vendor pricing service	Bid/Ask	85	100	93
CLO equity	51,577	Discounted Cash Flow	Discount rate Prepayment rate Default rate	13.1% 30.0% 0.3%	15.6% 35.0% 2.0%	13.9% 30.3% 1.5%
Total	$60,495
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

We use the Global Industry Classification Standard (“GICS®”) to classify the industry groupings of our SFRL investments. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total Senior Floating Rate Loans as of September 30, 2015 and December 31, 2014. Our investments in CLO equity are excluded from the table.

	September 30, 2015	December 31, 2014
Software	10.8%	7.4%
Health Care Providers & Services	9.3%	9.9%
Media	8.1%	7.7%
Aerospace & Defense	6.4%	7.4%
Commercial Services & Supplies	4.9%	5.0%
Insurance	4.8%	4.1%
Hotels, Restaurants & Leisure	4.6%	6.7%
Health Care Equipment & Supplies	3.4%	3.3%
Food & Staples Retailing	3.0%	2.4%
Containers & Packaging	2.5%	2.9%
Professional Services	2.5%	2.5%
IT Services	2.5%	1.0%
Diversified Consumer Services	2.1%	2.0%
Machinery	1.9%	2.3%
Food Products	1.8%	2.2%
Chemicals	1.7%	1.8%
Diversified Telecommunication Services	1.6%	1.6%
Textiles, Apparel & Luxury Goods	1.6%	1.8%
Capital Markets	1.6%	1.5%
Pharmaceuticals	1.6%	1.0%
Multiline Retail	1.4%	1.9%
Communications Equipment	1.4%	—%
Transportation Infrastructure	1.4%	1.3%
Internet & Catalog Retail	1.4%	1.3%
Trading Companies & Distributors	1.4%	1.3%
Constructions Materials	1.3%	1.3%
Independent Power & Renewable Electricity Producers	1.2%	2.2%
Technology Hardware, Storage & Peripherals	1.2%	—%
Life Sciences Tools & Services	1.2%	2.5%
Metals & Mining	1.1%	2.5%
Building Products	1.1%	1.3%
Other	9.2%	9.9%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Secured Revolving Credit Facility
On October 29, 2015, ACSF Funding amended and restated its secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) to extend the maturity date from December 18, 2015 to December 18, 2018, to decrease the commitment amount from $140,000 to $135,000 and decrease the commitment fee rate to 0.00% when the facility is at least 90% utilized. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of September 30, 2015 and December 31, 2014, the fair value of the assets pledged as collateral in ACSF Funding were $208,877 and $220,421, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended. Following the amendment to the Credit Facility on October 29, 2015, if ACSF Funding terminates the commitment amount in whole or in part prior to December 18, 2017, ACSF Funding will be required to pay a make-whole fee equal to the sum of the present values of all future spread amounts that would have been payable in respect of the total commitments (or terminated portion thereof) during the period from the termination date through December 18, 2017.
ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the current lender commitments under the Credit Facility to the extent the outstanding amount of committed loans is less than an amount equal to 90% of the aggregate commitments from October 29, 2015 to the commitment termination date, payable quarterly in arrears. Prior to the amendment to the Credit Facility, ACSF Funding was required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the $140,000 of lender commitments from February 14, 2014 to October 29, 2015.
As of September 30, 2015, there was $124,800 outstanding under the Credit Facility, which had a fair value of $124,800 and a weighted average interest rate of 2.00%. As of December 31, 2014, there was $130,000 outstanding under the Credit Facility, which had a fair value of $130,000 and a weighted average interest rate of 1.96%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of September 30, 2015 and December 31, 2014, ACSF Funding was in compliance with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the investments pledged as collateral by ACSF Funding.
For the three and nine months ended September 30, 2015, we incurred interest and commitment fees on the Credit Facility of $667 and $1,986, respectively. For the three and nine months ended September 30, 2014, we incurred interest and commitment fees on the Credit Facility of $689 and $2,364, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

The following table outlines key statistics related to our debt financing for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (1)	2015	2014 (1)
Average debt outstanding	$125,008	$135,833	$126,727	$129,191
Weighted average annual interest rate	2.00%	1.96%	1.99%	2.37%
Commitment fee as a percent of average debt outstanding	0.12%	0.05%	0.11%	0.08%
Amortization of deferred financing costs as a percent of average debt outstanding	0.31%	0.30%	0.30%	0.30%
Total annualized cost of funding	2.43%	2.31%	2.40%	2.75%
Maximum amount of debt outstanding	$128,800	$140,000	$134,600	$194,748

(1)	The information presented includes costs associated with both the ACAM Facility and Credit Facility.
Note 8. Taxes
Tax Sharing Agreement
For the period prior to our IPO, during which we were treated as a taxable corporation under Subchapter C of the Code ("C corporation") for tax purposes, we had a tax sharing agreement with American Capital and other members of its consolidated tax group, under which such members bore their full share of their individual tax obligation and members were compensated for their losses and other tax benefits that were able to be used by other members of the consolidated tax group based on their pro-forma stand-alone federal income tax return. The provision (benefit) for income taxes attributable to our taxable income prior to our IPO was $1,057, of which $279 was recognized during the nine months ended September 30, 2014, and ($24) was recognized during the nine months ended September 30, 2015.
We have applied for retroactive relief under IRC Section 9100 to make a “deemed sale election” whereby we will treat our net unrealized gains (“Net Built-in Gain”) on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. We anticipate the IRS will grant this relief, and we have therefore treated the Net Built-in Gain on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. The federal estimated tax sharing payment that we owed to American Capital attributed to our Net Built-in Gain was $562. The amount of the tax provision (benefit) recognized on the Net Built-in Gain was $159 during the nine months ended September 30, 2014 and ($11) during the nine months ended September 30, 2015. The entire amount was treated as a deemed capital contribution to (distribution by) us.
Income Taxes
We have elected to be treated as a RIC for income tax purposes beginning with the date of our IPO. In order to qualify as a RIC, among other things, we are required to distribute annually at least 90% of our ordinary income, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we are not subject to the entity level taxes on earnings timely distributed to our stockholders. We intend to make sufficient annual distributions to substantially eliminate our corporate level income taxes.
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
At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three and nine months ended September 30, 2015, we accrued excise tax of $33 and $173, respectively. For the three and nine months ended September 30, 2014, we accrued excise tax of $(20) and $10, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Note 9. Consolidated Financial Highlights

	Nine Months Ended September 30,
	2015	2014
Per Share Data (1):
Net asset value, beginning of period (2)	$14.42	$15.00
Net investment income	0.96	0.77
Net realized and unrealized loss on investments	(0.98)	(0.25)
Net (Loss) Earnings	(0.02)	0.52
Capital contribution (3)	—	0.06
Accretion (4)	—	0.10
Offering costs related to public offering	—	(0.09)
Dividends to stockholders from net investment income	(0.87)	(0.74)
Net asset value, end of period	$13.53	$14.85
Per share market value, end of period	$11.09	$13.01
Total return based on market value (5), (9)	(2.74)%	(8.51)%
Total return based on net asset value (5), (9)	0.47%	4.43%
Ratios to Average Net Assets:
Net investment income (6)	8.90%	7.13%
Operating expenses (6), (7)	2.35%	3.20%
Interest and related expenses (6)	2.11%	2.49%
Total expenses (6), (7)	4.46%	5.69%
Supplemental Data:
Net assets, end of period	$135,256	$148,540
Shares outstanding, end of period	10,000,100	10,000,100
Average debt outstanding	$126,727	$129,191
Asset coverage per unit, end of period (8)	2,084	2,100
Portfolio turnover ratio (9)	32.97%	42.39%

(1)
Per share data for the nine months ended September 30, 2014 assumes the issuance of 10 million shares of common stock on January 1, 2014 that were issued in the IPO, which closed on January 22, 2014. There was no established public trading market for the stock prior to the pricing of the IPO.

(2)	The IPO price of $15.00 per share was used as the net asset value, beginning of period for the nine months ended September 30, 2014.

(3)
Capital contribution from our Manager for $574 of federal taxes due on the Net Built-in Gain on investments as a result of tax conversion to a RIC at the time of the IPO was treated as a deemed contribution for the nine months ended September 30, 2014 and ($11), which rounds to zero, was treated as a deemed distribution for the nine months ended September 30, 2015.

(4)
The IPO issuance price of $15.00 per share was below the net asset value at that time. The amount reflects the immediate benefit to common stockholders at the time of the IPO for results of operations in 2013.

(5)
Total return is based on the change in market price or net asset value per share during the period and takes into account dividends reinvested in accordance with the dividend reinvestment and stock purchase plan. The IPO price of $15.00 per share was used as the starting value for the total return for the nine months ended September 30, 2014.

(6)	Annualized for periods less than one year.

(7)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 2.97% and 5.08%, respectively, without the expense cap for the nine months ended September 30, 2015 and 2.42% and 4.91%, respectively, without the Expense Cap for the nine months ended September 30, 2014.

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
(unaudited)
(in thousands, except share and per share amounts)

Note 10. Capital Transactions
The following table details the common stock transactions that occurred during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Shares	Amount (1)	Shares	Amount (1)
Common stock outstanding - beginning of period	10,000,100	$151,231	100	$1
Common stock issued in connection with the IPO	—	—	10,000,000	150,000
Offering costs	—	—	—	(865)
(Distribution) contribution for taxes waived	—	(11)	—	574
Permanent differences reclassified (see Note 8)	—	11	—	—
Common stock outstanding - end of period	10,000,100	$151,231	10,000,100	$149,710

(1)	Includes amount reflected in common stock, par value and paid-in capital in excess of par.
Offering costs associated with the IPO totaled $844 and were recorded as a reduction of the proceeds from the IPO. In connection with the IPO, the underwriters received an underwriting discount and commission (sales load) of $7,952 that was paid by our Manager.
The table below details the dividends declared on our shares of common stock since the completion of our IPO:

Quarterly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.180	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.280	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.280	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.290	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.290	$2,900

Monthly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
November 2, 2015	November 18, 2015	November 20, 2015	December 2, 2015	$0.097	$970
November 2, 2015	December 22, 2015	December 24, 2015	January 5, 2016	$0.097	$970
November 2, 2015	January 20, 2016	January 22, 2016	February 2, 2016	$0.097	$970
Inception to Date Total				$2.29	$22,900
Note 11. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of September 30, 2015 or December 31, 2014.
We did not engage in any off-balance sheet activities as of September 30, 2015 or December 31, 2014.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Note 12. Subsequent Events
On October 29, 2015, ACSF Funding amended and restated its Credit Facility to extend the maturity date from December 18, 2015 to December 18, 2018, decrease the commitment amount from $140,000 to $135,000 and decrease the commitment fee rate to 0.00% when the facility is at least 90% utilized. The commitment termination date for the Credit Facility was also revised from November 18, 2015 to November 18, 2018. There is an unused facility fee of 0.75% for unused amounts below 90% of the commitment. Amounts drawn under the Credit Facility will continue to bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%.
In October 2015, our Manager agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us and (iii) make certain other immaterial changes.
On November 2, 2015, we declared monthly dividends of $0.097 per share for each of November 2015, December 2015 and January 2016.

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
Overview
American Capital Senior Floating, Ltd. ("ACSF", "we", "our" and "us"), a Maryland corporation organized in February 2013 that commenced operations on October 15, 2013, is an externally managed, non-diversified closed-end investment management company. We have elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). In addition, for tax purposes we have elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
Our investment activities are managed by American Capital ACSF Management, LLC (our "Manager") for an annual base management fee of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager. However, in connection with our IPO, our Manager agreed that our annual other operating expenses, as defined in our management agreement, will generally not exceed 75 basis points of ACSF’s quarter end consolidated net assets, excluding unrealized gains or losses ("Expense Cap") for the first 24 months following our IPO. In October 2015, our Manager agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us and (iii) make certain other immaterial changes. Our Board of Directors, a majority of whom are independent of us, provides overall supervision of our activities, and our Manager supervises our day-to-day activities.
On October 29, 2015, our wholly-owned consolidated financing subsidiary, ACSF Funding I, LLC (“ACSF Funding”) amended and restated its secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) to extend the maturity date from December 18, 2015 to December 18, 2018, decrease the commitment amount from $140,000 to $135,000 and decrease the commitment fee rate to 0.00% when the facility is at least 90% utilized. The Credit Facility generally bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.80%. There is an unused facility fee equal to 0.75% on the unused amount of the commitments to the extent the outstanding amount of committed loans is less than 90% of the aggregate commitments. The Credit Facility is secured by ACSF Funding's assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. Advance rates vary on the type of collateral owned and can range up to 80%.

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
Expenses
We do not have any employees and do not pay our officers any cash or non-cash equity compensation. We pay, or reimburse our Manager and its affiliates, for expenses related to our operations incurred on our behalf, excluding employment-related expenses of our and our Manager's officers and any employees of American Capital or the parent company of our Manager who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. However, in connection with our IPO, our Manager agreed to limit our other operating expenses for 24 months to an annual rate of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter (the "Expense Cap"). For the purposes of the Expense Cap, other operating expenses include both (i) our operating expenses reimbursed to our Manager and its affiliates for expenses related to our operations incurred on our behalf, and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. In October 2015, our Manager agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us and (iii) make certain other immaterial changes. Following the expiration of the Expense Cap, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations.
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

Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The leveraged loan market has grown substantially in recent years with the amount of total leveraged loans outstanding exceeding $800 billion as of September 30, 2015. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite the size and liquidity of the loan market, there continues to be volatility in the loan market as a result of (i) the dynamic correlation between retail fund flows, and (ii) the financial performance of the underlying issuers that comprise the asset class. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with first lien and second lien transactions that support leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for large to mid-sized borrowers. Similarly, the CLO primary market continues to build on already strong year-to-date issuance volumes.
During the nine months ended September 30, 2015, technical factors in the leveraged loan market began to erode as retail outflows continued and CLO issuance slowed from the beginning of year pace. Coupled with these technical elements, the leverage loan market continued to experience certain fundamental challenges, primarily in commodity related sectors. The combined technical and fundamental factors contributed to an overall reduction to loan prices during the nine months ended September 30, 2015 as evidenced by a decline in the average bid of the S&P/LSTA Leveraged Loan Index to 94.21 on September 30, 2015, down from both the June 30, 2015 average bid price of 96.58 and the December 31, 2014 average bid price of 95.92. Similarly, technical and fundamental factors resulted in a decline in CLO equity prices. Higher liquidity premiums, largely driven by the broad market risk-off sentiment, and lower net asset value coverage to the equity tranche, primarily a result of lower loan bid prices and a slight increase in defaulted loans held by the CLOs, resulted in a corresponding decline in the fair value of CLO equity.
Portfolio and Investment Activity
As of September 30, 2015, our portfolio had a fair market value of $257.7 million, a cost basis of $273.8 million and was comprised of 72% first lien loans, 10% second lien loans and 18% CLO equity, measured at fair value. The Loan Portfolio consisted of 127 portfolio companies in 46 industries, and the CLO portfolio included 19 CLOs managed by 14 collateral managers with vintages ranging from 2012-2015. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.75%. The weighted average LIBOR floor in our Loan Portfolio was 1.02% as of September 30, 2015. The following table depicts a summary of the portfolio as of September 30, 2015:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$191,863	$186,950	$(4,913)	4.90%
Second lien floating rate loans	26,821	25,510	(1,311)	7.85%
Total Senior Floating Rate Loans	218,684	212,460	(6,224)	5.26%
CLO equity	55,074	45,272	(9,802)	12.95%
Total Investment Portfolio	$273,758	$257,732	$(16,026)	6.81%

The portfolio is actively managed, with an annualized turnover ratio of 20.92% and 44.08%, respectively, for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2015, Loan Portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The average yield during the three months ended September 30, 2015 on the Loan Portfolio, CLO equity and total portfolio was 5.27%, 14.70% and 7.15%, respectively. The average yield during the nine months ended September 30, 2015 on the Loan Portfolio, CLO equity and total portfolio was 5.33%, 14.13% and 7.03%, respectively. The following tables depict the portfolio activity for the three and nine months ended September 30, 2015:

	Three months ended September 30, 2015				Nine months ended September 30, 2015
($ in thousands)	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Fair Value, Beginning	$190,427	$27,914	$53,850	$272,191	$194,952	$29,841	$51,577	$276,370
Purchases	11,954	1,959	—	13,913	76,340	4,451	8,206	88,997
Sales	(4,995)	(2,959)	—	(7,954)	(55,335)	(6,724)	(2,283)	(64,342)
Repayments (1)	(7,615)	(841)	(3,433)	(11,889)	(27,312)	(1,757)	(9,960)	(39,029)
Non-cash income accrual (2)	20	5	1,988	2,013	38	11	5,570	5,619
Net realized gains (losses)	19	(24)	—	(5)	104	(2)	278	380
Net unrealized depreciation	(2,860)	(544)	(7,133)	(10,537)	(1,837)	(310)	(8,116)	(10,263)
Fair Value, Ending	$186,950	$25,510	$45,272	$257,732	$186,950	$25,510	$45,272	$257,732

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and nine months ended September 30, 2015.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three and nine months ended September 30, 2015.

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Loan Portfolio	CLO Equity	Total Portfolio	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio Companies - Beginning	127	19	146	117	16	133
Purchases (new)	12	—	12	55	4	59
Purchases (add-on to existing)	2	—	2	10	—	10
Complete exit	(12)	—	(12)	(45)	(1)	(46)
Portfolio Companies - Ending	127	19	146	127	19	146

The following table depicts the weighted average portfolio yield by activity type during the three and nine months ended September 30, 2015:

	Three months ended September 30, 2015				Nine months ended September 30, 2015
	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Beginning Yield	4.90%	7.79%	14.69%	7.19%	4.98%	7.81%	13.64%	6.92%
Purchases	4.91%	7.13%	n/a	4.57%	4.99%	8.32%	16.99%	5.89%
Sales	(3.87)%	(7.24)%	n/a	(5.11)%	(4.97)%	(8.10)%	(18.93)%	(5.76)%
Repayments	(5.16)%	(8.15)%	(14.67)%	(8.15)%	(5.54)%	(8.23)%	(14.13)%	(7.88)%
Repricing/Reforecast	0.17%	n/a	(1.82)%	(1.63)%	(0.20)%	n/a	(1.05)%	(0.79)%
Ending Yield	4.90%	7.85%	12.95%	6.81%	4.90%	7.85%	12.95%	6.81%

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

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$198,028	$194,952	$(3,076)	4.98%
Second lien floating rate loans	30,842	29,841	(1,001)	7.81%
Total Senior Floating Rate Loans	228,870	224,793	(4,077)	5.36%
CLO equity	53,263	51,577	(1,686)	13.64%
Total Investment Portfolio	$282,133	$276,370	$(5,763)	6.92%
The portfolio is actively managed, with an annualized turnover ratio of 71.46% and 56.68%, respectively, for the three and nine months ended September 30, 2014. During the first half of 2014, the portfolio grew by over $85 million as a result of investing the proceeds raised in the IPO. The average yield during the three months ended September 30, 2014 on the Loan Portfolio, CLO equity and total portfolio was 5.29%, 11.55% and 6.32%, respectively. The average yield during the nine months ended September 30, 2014 on the Loan Portfolio, CLO equity and total portfolio was 5.24%, 13.10% and 6.43%, respectively. The following tables depict the portfolio activity for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014				Nine months ended September 30, 2014
($ in thousands)	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Fair Value, Beginning	$204,396	$35,404	$47,733	$287,533	$154,207	$15,186	$30,172	$199,565
Purchases	53,412	3,243	3,845	60,500	157,956	28,702	22,265	208,923
Sales	(37,235)	(4,010)	—	(41,245)	(73,772)	(9,493)	—	(83,265)
Repayments (1)	(7,268)	(2,008)	(2,341)	(11,617)	(25,105)	(2,023)	(5,808)	(32,936)
Non-cash income accrual (2)	1	4	1,368	1,373	(14)	11	3,946	3,943
Net realized gains (losses)	(67)	28	—	(39)	163	62	—	225
Net unrealized depreciation	(1,713)	(684)	(220)	(2,617)	(1,909)	(468)	(190)	(2,567)
Fair Value, Ending	$211,526	$31,977	$50,385	$293,888	$211,526	$31,977	$50,385	$293,888

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and nine months ended September 30, 2014.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three and nine months ended September 30, 2014.

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Loan Portfolio	CLO Equity	Total Portfolio	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio Companies - Beginning	108	13	121	69	8	77
Purchases (new)	34	1	35	94	6	100
Purchases (add-on to existing)	5	1	6	17	1	18
Complete exit	(20)	—	(20)	(41)	—	(41)
Portfolio Companies - Ending	122	14	136	122	14	136

The following table depicts the weighted average portfolio yield by activity type during the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014				Nine months ended September 30, 2014
	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Beginning Yield	4.83%	7.87%	11.57%	6.33%	4.90%	7.97%	14.64%	6.61%
Purchases	5.24%	7.74%	10.51%	5.82%	5.04%	7.98%	12.19%	6.32%
Sales	(4.56)%	(7.85)%	n/a	(4.88)%	(4.71)%	(8.37)%	n/a	(5.13)%
Repayments	(4.96)%	(8.33)%	(12.27)%	(7.01)%	(5.33)%	(7.66)%	(13.54)%	(6.92)%
Repricing/Reforecast	(0.76)%	n/a	0.84%	0.68%	(0.77)%	n/a	(1.40)%	(1.15)%
Ending Yield	4.95%	7.83%	12.35%	6.53%	4.95%	7.83%	12.35%	6.53%
As of September 30, 2015, approximately 80% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least "B" or higher. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of September 30, 2015:

First Lien	Second Lien

As of December 31, 2014, approximately 77% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least "B" or higher. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of December 31, 2014:

First Lien	Second Lien

Results of Operations

Operating results for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2015	2014	2015	2014 (1)
Investment Income:
First lien floating rate loans	$2,429	$2,514	$7,262	$7,211
Second lien floating rate loans	570	672	1,776	1,784
CLO equity	1,988	1,368	5,570	3,946
Total investment income	4,987	4,554	14,608	12,941
Expenses:
Interest and other debt related costs	766	789	2,279	2,658
Management fee	558	609	1,699	1,609
Other expenses, net	286	283	846	838
Net expenses	1,610	1,681	4,824	5,105
Net investment income before taxes	3,377	2,873	9,784	7,836
Income tax (provision) benefit	(33)	20	(160)	(89)
Net investment income	3,344	2,893	9,624	7,747
Net realized and unrealized (loss) gain on investments:
Net realized (loss) gain on investments	(5)	(29)	380	235
Net unrealized depreciation on investments	(10,537)	(2,618)	(10,263)	(2,567)
Income tax benefit (provision)	—	—	11	(200)
Net realized and unrealized (loss) gain on investments	(10,542)	(2,647)	(9,872)	(2,532)
Net (Loss) Earnings	$(7,198)	$246	$(248)	$5,215

(1)
The source of debt financing, tax structure and average portfolio size changed following the IPO which occurred during the nine months ended September 30, 2014. As such, the period presented may not be comparable to the nine months ended September 30, 2015.

Investment Income
Investment income increased $0.4 million to $5.0 million for the three months ended September 30, 2015 over the comparable period in 2014. The increase was primarily driven by a higher average yield on CLO equity investments, which represented a slightly larger percentage of the overall portfolio, on average, during the third quarter of 2015 compared to the third quarter of 2014. Investment income increased $1.7 million to $14.6 million for the nine months ended September 30, 2015 compared to the comparable period in 2014. The increase was a result of various factors including a larger investment portfolio, on average, and an increase to the yield on the total investment portfolio primarily as a result of CLO equity investments representing a greater percentage of the portfolio.
Net Expenses
Net expenses remained stable at $1.6 million for the three months ended September 30, 2015 compared to the comparable period in 2014 with no significant fluctuations in borrowing costs, management fees or other net expenses. Net expenses declined $0.3 million for the nine months ended September 30, 2015 over the comparable period in 2014. The decline was driven by a reduction of interest expense due to a lower average cost of funding, which was partially offset by higher management fees as a result of prorating the fee for the first quarter of 2014 since the Management Agreement did not take effect until the closing of the IPO.

The following table outlines the costs associated with our debt financing during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Interest expense	$638	$681	$1,911	$2,317
Commitment fees	29	8	75	47
Amortization of debt financing costs	99	100	293	294
Total Debt Financing Costs	$766	$789	$2,279	$2,658

Average debt outstanding	$125,008	$135,833	$126,727	$129,191
Average cost of funding (1)	2.43%	2.31%	2.40%	2.75%
Weighted average interest rate	2.00%	1.96%	1.99%	2.37%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs
Debt financing costs decreased slightly during the three months ended September 30, 2015 over the comparable period in 2014 primarily as a result of less debt outstanding, on average, during the period.
Costs associated with debt financing decreased by $0.4 million for the nine months ended September 30, 2015 over the comparable period in 2014. The decline was primarily driven by a decrease in the average interest rate during the first half 2015. Prior to the closing of the IPO, there was $194.7 million outstanding on the ACAM Facility, which bore an average interest rate of 5.00%. Following the IPO, the ACAM Facility was repaid and all subsequent borrowings were provided by the BAML Facility at a significantly lower average rate of LIBOR+1.80%.
Net Realized Gains (Losses)
Sales and repayments of investments during the three months ended September 30, 2015 totaled $19.8 million resulting in net realized losses of $5.0 thousand. Sales and repayments of investments during the nine months ended September 30, 2015 totaled $103.4 million resulting in net realized gains of $0.4 million. The sale of one CLO equity position contributed $0.3 million of realized gains during the nine months ended September 30, 2015.
Sales and repayments of investments during the three months ended September 30, 2014 totaled $52.9 million resulting in net realized losses of $29.0 thousand. Sales and repayments of investments during the nine months ended September 30, 2014 totaled $116.2 million resulting in net realized gains of $0.2 million.
Net Unrealized Appreciation (Depreciation)
During the three months ended September 30, 2015, we recognized net unrealized depreciation on the investment portfolio of $10.5 million primarily driven by net unrealized depreciation of $7.1 million from the CLO portfolio and $3.4 million of net unrealized depreciation on the Loan Portfolio. The decline in fair value of the CLO portfolio was a result of a number of factors including an increase in defaulted loan assets held by the CLOs, a decline in the NAV of the CLOs and a risk-off sentiment in the market, which drove prices down significantly. The primary driver for the decline in fair value of the Loan Portfolio was investments with exposure to the commodities sector, specifically those portfolio companies in the oil & gas and metals & mining industries. The net unrealized depreciation on the investment portfolio during the three months ended September 30, 2014 was $0.2 million, primarily driven by the reversal of previously recognized net unrealized appreciation of $0.3 million upon exit or repayment of select investments.
    During the nine months ended September 30, 2015, we recognized net unrealized depreciation on the investment portfolio of $10.3 million. The CLO portfolio produced $8.1 million in net unrealized depreciation, the majority of which was incurred in the third quarter of 2015, as outlined in the previous paragraph. The Loan Portfolio contributed $2.2 million of net unrealized depreciation during the nine months ended September 30, 2015, which was reflective of the downward trend in loan prices during the third quarter of 2015. The net unrealized appreciation on the investment portfolio for the nine months ended September 30, 2014 was $2.6 million, which was primarily the result of appreciation on the portfolio purchased during the period in the primary market.
Taxes
We have elected be treated as a RIC for income tax purposes beginning with the date of our IPO. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements; additionally, we must distribute annually at least 90% of our ordinary income, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we generally are not subject to the entity level taxes on earnings timely distributed to our stockholders. At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4%

excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three months ended September 30, 2015 and 2014, we accrued federal excise tax of $33 thousand and $20 thousand, respectively. For the nine months ended September 30, 2015 and 2014, we accrued federal excise tax of $173 thousand and $10 thousand, respectively.
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
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of September 30, 2015, our net asset value was $13.53 per share and our closing market price was $11.09 per share. As of December 31, 2014, our net asset value was $14.42 per share and our closing market price was $12.11 per share.
Debt Capital
As of September 30, 2015, we had $124.8 million in borrowings outstanding on our Credit Facility and our debt to equity ratio was 0.92x. The fair value of assets pledged as collateral on our Credit Facility as of September 30, 2015 were $208.9 million. As of September 30, 2015, we had approximately $17.4 million of available liquidity consisting of $2.2 million of cash and cash equivalents and $15.2 million of available capacity on our Credit Facility. As of December 31, 2014, we had $130.0 million in borrowings outstanding on our Credit Facility and our debt to equity ratio was 0.90x. The fair value of assets pledged as collateral on our Credit Facility as of December 31, 2014 were $220.4 million. As of December 31, 2014, we had approximately $11.8 million of available liquidity consisting of $1.8 million of cash and cash equivalents and $10.0 million of available capacity on our Credit Facility.
On October 29, 2015, ACSF Funding amended and restated its secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) to extend the maturity date from December 18, 2015 to December 18, 2018, decrease the commitment amount from $140,000 to $135,000 and decrease the commitment fee rate to 0.00% when the facility is at least 90% utilized.
As a BDC, we are permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of September 30, 2015 and December 31, 2014, our asset coverage was 208% and 211%, respectively.
Operating and Financing Cash Flows
For the nine months ended September 30, 2015, net cash provided by operating activities was $16.3 million and was primarily derived from the collection of interest on our investment portfolio and net proceeds from purchases and sales of investments. For the nine months ended September 30, 2015, net cash used in financing activities was $15.9 million and was primarily used to pay $10.6 million of dividends and reduce debt outstanding by $5.2 million. For the nine months ended September 30, 2014, net cash used in operating activities was $91.7 million and was primarily a result of net investment purchases of $92.7 million. For the nine months ended September 30, 2014, net cash provided by financing activities was $84.5 million and was primarily attributable to net proceeds from our IPO of $149.2 million offset by a net decrease in the amount of debt outstanding of $59.7 million.
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
On August 3, 2015, we announced a monthly dividend of $0.097 per share for each of August, September and October 2015. On November 2, 2015, we announced a monthly dividend of $0.097 per share for each of November and December 2015 and January 2016. Since our January 2014 IPO, we have declared a total of $22.9 million in dividends, or $2.290 per share.
The table below details the dividends declared on our shares of common stock since the completion of our IPO (dollars in thousands, except per share data):

Quarterly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.180	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.280	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.280	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.290	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.290	$2,900

Monthly Dividend Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount(1)
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
November 2, 2015	November 18, 2015	November 20, 2015	December 2, 2015	$0.097	$970
November 2, 2015	December 22, 2015	December 24, 2015	January 5, 2016	$0.097	$970
November 2, 2015	January 20, 2016	January 22, 2016	February 2, 2016	$0.097	$970
Inception to Date Total				$2.29	$22,900
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

Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2015, we had one loan on non-accrual status and, as of September 30, 2014, we had no loans on non-accrual status.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of September 30, 2015, 100% of the debt investments in our portfolio had interest rate floors between 1.00% and 1.75%, which, in the current interest rate environment where LIBOR is below 1.00%, has effectively converted those floating rate debt investments to fixed rate debt investments. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor, and therefore, our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of September 30, 2015, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our SFRL portfolio and debt financing.

($ in thousands except per share data) Basis point increase (1)	Interest income	Interest expense	Net increase (decrease)	Net increase (decrease) per share
300	$5,013	$3,744	$1,269	$0.13
200	$2,829	$2,496	$333	$0.03
100	$656	$1,248	$(592)	$(0.06)
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

The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO equity investments as of September 30, 2015(1).
(1) Forward LIBOR curve used to develop the cash flows incorporated in the September 30, 2015 valuations and the cash flows used to calculate the effective yield as of September 30, 2015. Source: Tullett Prebon as of September 10, 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	November 16, 2015	By:	/s/ John R. Erickson
John R. Erickson Executive Vice President and Chief Financial Officer (Principal Financial Officer)