Form 10-K
period 2015-12-31
American Capital Senior Floating, Ltd.
filed 2016-03-15
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 was $121,507,019 based upon a closing price of the registrant's common stock of $12.65 per share as reported on the NASDAQ Global Select Market on that date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. The registrant had 10,000,100 shares of common stock outstanding as of March 9, 2016.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this report. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERICAN CAPITAL SENIOR FLOATING, LTD.

PART I.
Item 1. Business
General
American Capital Senior Floating, Ltd. (which is referred to as “ACSF”, “we”, “us” and “our”) was organized in February 2013 as a Maryland corporation and commenced operations on October 15, 2013. We are structured as an externally managed, non-diversified closed-end investment management company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For tax purposes, we have elected to be taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). On November 14, 2013, we formed a wholly-owned consolidated special purpose financing vehicle, ACSF Funding I, LLC (“ACSF Funding”), a Delaware limited liability company.
In January 2014, we completed an initial public offering (“IPO”) of 10.0 million shares of common stock at the public offering price of $15.00 per share for gross proceeds of $150.0 million. We are externally managed by American Capital ACSF Management, LLC (our “Manager”), an indirect subsidiary of American Capital Asset Management, LLC (“ACAM”), which is a wholly-owned portfolio company of American Capital, Ltd. (“American Capital”). Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF”.
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”), which are commonly referred to as leveraged loans. Standard and Poor's (“S&P”), an independent international financial data and investment services company and provider of global equity indexes, defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. We also invest in equity tranches of collateralized loan obligations (“CLOs”), which are securitized vehicles collateralized primarily by SFRLs, and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us. We utilize leverage to enhance our returns and we are limited under the 1940 Act as a BDC on the amount of leverage we can utilize.
As of December 31, 2015, our investment portfolio totaled $229.1 million at fair value and our net asset value (“NAV”) was $117.9 million. Our portfolio was comprised of 128 loan obligors totaling $192.2 million and 20 CLO equity investments totaling $36.9 million. During our fiscal year ended December 31, 2015, we invested $107.0 million and investments sold or repaid totaled $134.3 million.
Our Manager
Our Manager is an indirect subsidiary of ACAM, which is a wholly-owned portfolio company of American Capital. Founded in 1986, American Capital is a publicly-traded global asset manager and private equity firm, which directly and through its global asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate, energy and structured products. From its seven offices in the United States and Europe, American Capital has $73 billion in total assets under management (including levered assets) across its target asset classes.
Our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. All of our officers and the members of our Manager’s senior investment team and other support personnel are employees of American Capital or the parent company of our Manager. Because neither we nor our Manager have any employees, our Manager has entered into an administrative services agreement with American Capital and the parent company of our Manager, pursuant to which our Manager will have access to their employees, including senior management and operations, finance, compliance, legal, capital markets, accounting, treasury, investor relations and information technology, and their infrastructure, operations, business relationships and management expertise, to enable our Manager to fulfill all of its responsibilities under the management agreement as well as provide certain additional services. Refer to “Risk Factors - Risks related to our relationship with our Manager and American Capital” for additional information.
Investment Focus
Our investment focus is primarily on Senior Floating Rate Loans and CLOs and, under normal market conditions, we will have at least 80% of our assets in Senior Floating Rate Loans. As a BDC, we are restricted from holding more than 30% of our assets in nonqualified investments, as defined by Section 55(a) of the 1940 Act. Investments in debt and equity tranches of CLOs are deemed nonqualified assets for BDC compliance purposes and therefore we are limited as to the amount of CLO investments we hold at any given time in our portfolio.

Senior Floating Rate Loans
Senior Floating Rate Loans are loans generally issued by U.S.-based middle market and large market private and public companies. Issuers typically use Senior Floating Rate Loans to refinance existing debt, finance acquisitions or leveraged buyouts, to pay dividends and for other general corporate purposes.
Investors typically classify the loan market by issuer size. S&P defines large-market loans as loans to companies with EBITDA of greater than $50 million and middle-market loans as loans to companies with EBITDA of less than $50 million.
Senior Floating Rate Loans pay interest based on a floating rate typically calculated as a spread over the London Interbank Offered Rate (“LIBOR”) or another market index. Interest rates are periodically reset to reflect changes in market index rates. As a result of the recent low interest rate environment, many Senior Floating Rate Loans include provisions defining a minimum market index rate, also referred to as an interest rate floor. Spreads are typically expressed in basis points and are defined at origination and may be adjusted over the life of a loan to account for changes in a borrower’s credit profile according to predefined credit covenants. Market spreads vary according to market dynamics. Senior Floating Rate Loans are generally structured as minimally-amortizing loans with monthly interest payments and are typically collateralized by a company’s assets.
Senior Floating Rate Loans may be structured with various lien priorities, such as first lien and second lien, on underlying collateral. Principal payments are generally applied based on lien position with second lien loans generally paid after payments to first lien loans or other loans with seniority in priority of payments. As a result, second lien loans are generally riskier and therefore have a higher spread compared to first lien loans. The market for second lien loans is significantly smaller and less liquid than the market for first lien loans.
Senior Floating Rate Loans are generally rated “Ba1” or lower by Moody’s Investor Services, “BB+” or lower by S&P or “BB+” or lower by Fitch Ratings, Inc. (collectively, “below investment grade”).
Senior Floating Rate Loans are typically arranged by a syndicate of investment or commercial banks, who syndicate loans to third-party investors (“the primary market”). After being placed into the primary market, investors may seek to buy and sell Senior Floating Rate Loan positions to other investors in over-the-counter transactions (the “secondary market”). We invest in Senior Floating Rate Loans through both the primary and secondary markets.
We concentrate our investment activities in Senior Floating Rate Loans to those issued by companies with free cash flow generation, defensible market positions and attractive market dynamics. Our Manager and its affiliates have significant experience underwriting and managing investments across a number of industries and seek to create a diversified portfolio of investments across various industries in which they have direct expertise.
Listed below are the top ten industries in which our Senior Floating Rate Loans were invested as of December 31, 2015 and 2014, represented as a percentage of our consolidated investment portfolio at fair value, excluding CLO equity investments:

Industry	2015	Industry	2014
Software	11.6%	Health Care Providers & Services	9.9%
Health Care Providers & Services	9.2%	Media	7.7%
Media	7.7%	Software	7.4%
Aerospace & Defense	6.6%	Aerospace & Defense	7.4%
Insurance	5.2%	Hotels, Restaurants & Leisure	6.7%
Commercial Services & Supplies	4.6%	Commercial Services & Supplies	5.0%
Hotels, Restaurants & Leisure	3.7%	Insurance	4.1%
Professional Services	2.7%	Health Care Equipment & Supplies	3.3%
IT Services	2.7%	Containers & Packaging	2.9%
Capital Markets	2.6%	Oil, Gas & Consumable Fuels	2.8%
Collateralized Loan Obligations
A CLO is a special purpose vehicle that is formed to finance a pool of loans that meet predefined investment criteria. It is typically a managed vehicle that may trade and reinvest the loans and generally raises capital by issuing both debt and equity securities. Typically, a CLO will issue various classes, or “tranches,” of debt broadly categorized as senior and subordinate debt tranches as well as an equity tranche.
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
A result of the typical CLO structure is that CLO equity tranches can generate front-end loaded cash flows. CLO equity cash flows are also highly dependent on the credit performance of their underlying collateral pool. If loans within the collateral pool default, the reduced amount of performing collateral leads to lower cash flows available for distribution through CLO waterfalls, resulting in lower residual cash flows available for equity tranches. Residual cash flows are also impacted by changes in portfolio spreads for CLO collateral. Declines in spreads on newly issued collateral during the reinvestment period result in lower residual cash flows available for equity tranches.
We focus predominantly on CLOs collateralized primarily by Senior Floating Rate Loans. Under normal market conditions, we expect to limit these investments to no more than 20% of the fair value of our portfolio.
Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The loan market has grown substantially in recent years with the amount of total Loans outstanding exceeding $800 billion as of the end of 2015. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite the size and liquidity of the loan market, there continues to be volatility in the loan market as a result of (i) the dynamic correlation between retail fund flows, and (ii) the financial performance of the underlying issuers that comprise the asset class. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with first lien and second lien transactions that support leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for large to mid-sized borrowers.
During the year ended December 31, 2015, technical factors in the leveraged loan market began to erode as retail outflows continued and CLO issuance slowed from the pace at the beginning of year. Coupled with these technical elements, the leverage loan market continued to experience certain fundamental challenges, primarily in commodity related sectors. The combined technical and fundamental factors contributed to an overall reduction to loan prices during the year ended December 31, 2015 as evidenced by a decline in the average bid of the S&P/LSTA Leveraged Loan Index to 91.26 on December 31, 2015, down from both the September 30, 2015 average bid price of 94.21 and the December 31, 2014 average bid price of 95.92.
Portfolio Valuation
We value our investments on a quarterly basis, or more frequently if required, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the 1940 Act.
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
Management Agreement
Our management agreement with our Manager, has a current renewal term expiring January 15, 2017. Under the management agreement, our Manager has agreed to provide investment advisory services to us, in addition to providing personnel, facilities and additional services necessary for our operations. Unless terminated earlier, the management agreement will automatically renew following the expiration of its current term for successive one year periods if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case if also approved by a majority of our directors who are not “Interested Persons” as defined under the 1940 Act. Our Board of Directors and a majority of our directors who are not “Interested Persons”, as defined under the 1940 Act, have approved a renewal of the management agreement until January 15, 2017 and, subject to stockholder approval, an amendment and restatement of the management agreement, as described below.
Pursuant to the management agreement, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO (the “Expense Cap”). Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this Expense Cap, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the Expense Cap. Our Manager has agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us necessary for our operations that are not required to be provided by our Manager under the management agreement and (iii) make certain other immaterial changes. Following the expiration of the Expense Cap, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations. For the years ended December 31, 2015, 2014 and the period ended December 31, 2013, our Manager was responsible for $899, $1,001, and $0, respectively, of operating expenses as a result of the Expense Cap.
Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. For the years ended December 31, 2015, 2014 and the period ended December 31, 2013, we recognized management fees of $2,236, $2,186 and $0, respectively.
Since our Manager has no employees, it has entered into an administrative services agreement with both its parent and American Capital pursuant to which our Manager will be provided with personnel, services and resources necessary for our Manager to perform its obligations under the management agreement as well as provide certain additional services.
ACSF Funding has entered into an investment advisory agreement with our Manager to manage its assets. No additional compensation is payable to our Manager under such agreement.
Expenses
We do not have any employees and do not pay our officers any cash or non-cash equity compensation. We pay, or reimburse our Manager and its affiliates, for expenses related to our operations incurred on our behalf, but excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or the parent company of our Manager who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. However, in accordance with the terms of our Management Agreement, our Manager agreed to limit the amount of operating expenses subject to reimbursement by us to the amount of the Expense Cap (See “Management Agreement” in this Annual Report on Form 10-K for further discussion). The costs and expenses required to be paid by us include, but are not limited to:

•	certain costs incurred in connection with capital raising activities;

•	transaction costs incident to the acquisition, disposition, financing, hedging and ownership of our investments;

•	diligence costs incurred for prospective investments;

•	expenses incurred in contracting with third-parties;

•	external legal, auditing, accounting, consulting, investor relations, portfolio valuation, brokerage and administrative fees and expenses;

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

•	expenses relating to the payment of distributions to stockholders;

•	costs incurred by our Board of Directors and personnel of our Manager or its affiliates for travel on our behalf;

•
expenses relating to communications to holders of our securities and in complying with the continuous reporting and other requirements of the U.S. Securities and Exchange Commission (“SEC”) and other governmental bodies;

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
Established Platform
The senior investment team has extensive experience investing across the loan market, in multiple credit cycles with, on average, over 20 years of investment experience. As of December 31, 2015, the senior investment team managed approximately $4 billion of investments across multiple CLOs, ACSF and other managed accounts of American Capital or its affiliates. In total, there are 19 investment professionals employed by American Capital or its affiliates who are dedicated to underwriting Senior Floating Rate Loan and CLO investments and a 7-person transaction management team who are dedicated to overseeing the transaction processing and operations for Senior Floating Rate Loans. Through our management agreement and the administrative services agreement, we have access to American Capital and its affiliates' employees, including senior management, investment professionals, operations, finance, compliance, legal, capital markets, accounting, treasury, investor relations, internal audit and information technologies staffs, and their infrastructure, operations, business relationships and management expertise.
Portfolio Management
We manage our portfolio through a well-defined underwriting and portfolio management process as described above that leverages the established platform of American Capital and its affiliates. We believe this reduces the downside risk to our stockholders and provides a scalable framework for investing in the future.
Actively Managed Granular Portfolio
Our portfolio is granular with the maximum loan obligor exposure as of December 31, 2015 of 1.5% and an average position size of 0.7% of the portfolio. Due to the size and liquidity available in the loan market, our Manager is able to actively manage the portfolio and respond to changes in credit quality or market tones to ensure the portfolio is optimized for the benefit of our stockholders. During the year ended December 31, 2015, our portfolio turnover ratio was 40.7%.

Expense Structure
Our expenses are limited to our financing costs, taxes, audit fees, costs incurred by our Manager and its affiliates for expenses related to our operations incurred on our behalf, excluding employment-related expenses, a 0.80% management fee and no incentive fee. Additionally, for the 24 months following the IPO, our other operating expenses, as defined in our management agreement, were limited by the Expense Cap.
Our Manager has agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement. See “Management Agreement” in this Annual Report on Form 10-K for further discussion of the Expense Cap.
Competition
Our primary competitors include other BDCs, CLO investors, other credit focused investment funds, commercial and investment banks, commercial financing companies, insurance companies and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and may have greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the requirements we must satisfy to maintain our qualification as a RIC. For additional information concerning the competitive risks we face, see “Risk Factors - Risks Related to Our Business and Structure - We operate in a highly competitive market for investment opportunities” in the Annual Report on Form 10-K.
REGULATION
Business Development Company Requirements
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a RIC under the Code. We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC be persons other than “Interested Persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate currency or foreign exchange rate fluctuations.
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
JOBS Act
We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) until the earliest of:

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
Taxation as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
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
We will be subject to a nondeductible U.S. federal excise tax of 4% on our undistributed “ordinary income” and “capital gain net income” (each as defined below) unless for each calendar year we distribute (including through “deemed distributions” as described below) an amount equal to or greater than the sum of (a) 98% of our “ordinary income” (generally, our taxable income excluding net short-term and net long-term capital gains or losses for the calendar year), (b) 98.2% of our “capital gain net income” (including both net short-term and net long-term capital gains or losses) realized, subject to certain modifications, for the 12-month period ending October 31 of such calendar year, and (c) any income recognized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in the calendar year will be considered to have been distributed by year end.

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
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (“OID”) (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, increasing interest rates, or debt instruments issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. In addition, we may be required to accrue for U.S. federal income tax purposes amounts attributable to our investment in CLOs that may differ from the distributions received in respect of such investments.
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

Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto and the other reports and documents filed by us with the SEC, before you decide whether to invest in ACSF. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See “Forward-Looking Statements” in this Annual Report on Form 10-K.
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
Global economic, political and market conditions may materially and adversely affect our business, results of operations and financial condition, including our revenue growth and profitability
Past recessions have had a significant negative impact on the operating performance and fair value of Senior Floating Rate Loans, which comprise the majority of our investment portfolio. Many of our portfolio companies could be adversely impacted again by any future economic downturn or recession and may be unable to repay our investments, may be unable to be sold at a price that would allow us to recover our investment, or may be unable to operate during such downturn or recession. Worldwide financial market crises, as well as various social and political tensions (including wars, terrorist acts and security operations) in the United States and around the world, may cause increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets; and worldwide oil prices may continue to decrease and stay low for a prolonged period of time. We do not know how the financial markets will be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Such investment performance could have a material adverse effect on our business, financial condition and results of operations.
A disruption in capital markets could negatively affect our business
As a BDC, we may need access to the capital markets to maintain our ability to either refinance existing indebtedness or raise additional capital for investment and growth purposes. Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition. If the fair value of our assets declines substantially, we may not maintain the asset coverage ratios required by the 1940 Act, which would affect our ability to issue senior securities, including borrowings, and pay dividends, and could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than NAV. In addition, our ability to incur indebtedness or issue preferred stock will be limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third-parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable or worsen. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Risks Related to Our Business and Structure
We have limited operating history
We were formed in February 2013, acquired our initial portfolio in the period from October through December 2013 and completed our IPO in January 2014. As a result of our short operating history, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.
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
American Capital has announced that it is soliciting offers to purchase American Capital or its various business lines
On January 7, 2016, American Capital announced that its Board of Directors had authorized American Capital to solicit offers to purchase American Capital or its various business lines, in whole or in part. American Capital has issued no information on the status of the solicitation or the nature of any possible transaction that may result from it. Thus, while it is possible that a transaction could have an impact on us or our Manager, it is impractical to provide information on the nature of any impacts. Moreover, there is no assurance that the solicitation will result in a transaction that will have an impact on us or our Manager.
We operate in a highly competitive market for investment opportunities
Many entities compete with us for investments in our target portfolio companies. Our primary competitors include other BDCs and CLO investors, other credit focused investment funds, commercial and investment banks, commercial financing companies, insurance companies and, to the extent they provide an alternative form of financing, hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment goals.
We may experience material fluctuations in our quarterly results
We may experience material fluctuations in our quarterly operating results due to many factors, such as changes in the credit quality of our portfolio, changes in the fair value of our portfolio, including as a result of an overall decline in the market prices or an increase in industry sector risk, changes in the amount of loans on non-accrual status, changes in interest rates and changes in our expenses. Therefore, results for any historical period are not indicative of performance in future periods.

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
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could cause stockholders to lose confidence in our financial and other public reporting and harm our business and the trading price of our common stock
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted in the next paragraph), may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
The Investment Committee and/or our Board of Directors may change our operating policies, guidelines and strategies without prior notice or stockholder approval, which may adversely affect your investment in us
The Investment Committee and/or our Board of Directors has the authority to modify or waive our operating policies, guidelines and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our operating policies, guidelines and strategies would have on our business, NAV, operating results and the value of our stock. However, the effects could negatively impact our ability to pay you distributions and cause you to lose part or all of your investment.
Changes in laws or regulations governing our operations or our non-compliance with those laws or regulations may adversely affect our business or cause us to alter our business strategy
We and our portfolio companies are subject to regulation by laws at the local, state, federal and foreign levels, including with respect to securities laws, tax and accounting standards. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations or our non-compliance with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to BDCs. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may result in our investment focus shifting from the areas of expertise of our Manager and its affiliates to other types of investments in which our Manager and its affiliates may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. On October 22, 2014, six federal agencies approved a final rule requiring sponsors of securitization transactions to retain risk in those transactions. The final rule implemented the risk retention requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule largely retained the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally required sponsors of asset-backed securities (“ABS”) to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also set forth prohibitions on transferring or hedging the credit risk that the sponsor was required to retain. In spite of calls from CLO and leveraged loan market participants for certain exemptions from the risk retention requirements in the final rule for CLOs, the agencies declined to create an exemption for open market CLOs or to create a third-party risk retention alternative for open market CLOs, citing ongoing concerns about the leveraged loan market, including systemic risk resulting from the origination and pooling of leveraged loans with poor underwriting standards. Certain limited exemptions granted by the final rule were generally considered to be inconsistent with the current market practice in the leveraged loan market and were not expected to be widely utilized. The implementation of such risk retention rules by CLOs or any shift in the market practice in the leveraged loan market could have a material impact on our future investments in CLOs.
It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition
Senior Floating Rate Loans pay interest based on a floating rate calculated as a spread over a market index. The London-Interbank Offered Rate (“LIBOR”) is generally used as the market index for Senior Floating Rate Loans. Beginning in 2012, a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there remain ongoing investigations into the matter by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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

We intend to take advantage of some of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we are an emerging growth company, we intend to take advantage of the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that any material weaknesses or other deficiencies in our internal control over financial reporting may go undetected.
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
We will become subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a RIC under Subchapter M of the Code
Although we have elected to be treated as a RIC under Subchapter M of the Code for 2014 and intend to maintain our qualification for succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet numerous annual distribution, income source and asset diversification requirements. We provide no assurances we will meet those requirements.
In addition, our Board of Directors may determine, without stockholder approval, that it is in our best interests to withdraw our RIC tax status election.
Loss of RIC tax status could substantially reduce net assets and income available for debt service and distributions
If we operate as a RIC, we generally will not be subject to corporate-level income taxation on income we timely distribute, or deem to distribute, to our stockholders as distributions. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our stockholders because in certain cases we may recognize income before or without ever receiving cash representing such income. If we fail to qualify as a RIC, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for debt service as well as reduce and/or affect the character and amount of our distributions to our stockholders.

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
Our results are dependent upon the efforts of our Manager
Our Manager’s success, which is largely determinative of our own success, depends on many factors, including (i) the availability of attractive risk-adjusted investment opportunities that satisfy our targeted investment strategies, (ii) our Manager’s ability to identify and cause us to consummate those investment opportunities on favorable terms, and (iii) the existence of appropriate levels and stability of interest rates and suitable conditions in the financial markets and the economy. There can be no assurance regarding the occurrence or existence of these factors. In addition, our Manager may face substantial competition for attractive investment opportunities. Our Manager may not be able to successfully cause us to make investments with attractive risk-adjusted returns.
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
There are conflicts of interest in our relationship with our Manager and American Capital
Because we have no employees, our Manager is responsible for making all of our investment decisions. All of our and our Manager’s officers are employees of American Capital or the parent company of our Manager and these persons do not devote their time exclusively to us. Our Manager’s Investment Committee consists of Malon Wilkus, John Erickson, Samuel Flax, Mark Pelletier and Thomas McHale, each of whom is an officer of our Manager and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Mr. Pelletier is the President of our Manager and also serves as our President and Chief Investment Officer, with primary oversight for all of our investments. Mr. Pelletier is also the President of American Capital CLO Management, LLC, the external manager of ACAS CLO 2007-1, Ltd., ACAS CLO 2012-1, Ltd., ACAS CLO 2013-1, Ltd., ACAS CLO 2013-2, Ltd., ACAS CLO 2014-1, Ltd., ACAS CLO 2014-2, Ltd., ACAS CLO 2015-1, Ltd. and ACAS CLO 2015-2, Ltd., which also invest in Senior Floating Rate Loans. In addition, Mr. Pelletier is President of American Capital Leveraged Finance Management, LLC, the ultimate general partner of American Capital CLO Fund I, LP, which invests in CLO equity. As a result, such funds may compete with us for investments. American Capital CLO Management, LLC and American Capital Leveraged Finance Management, LLC are wholly-owned by ACAM, a wholly-owned portfolio company of American Capital. Thus, Mr. Pelletier has, and may in the future have, significant responsibilities for American Capital or other funds that are managed by affiliates thereof. In addition, because certain of our and our Manager’s officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations. In addition, there are no restrictions on American Capital that would prevent American Capital from sponsoring another investment vehicle that competes with us. Accordingly, American Capital or one or more of its affiliates may also compete with us for investments.
Although our Manager and its affiliates have policies in place to seek to mitigate the effects of conflicts of interest, these policies will not eliminate the conflicts of interest that our and our Manager’s officers and the employees of American Capital and certain of its affiliates will face in making investment decisions on behalf of American Capital, any other American Capital-sponsored investment vehicles and us. Further, we do not have any agreement or understanding with American Capital that would give us any priority over American Capital, any of its affiliates, or any such American Capital-sponsored investment vehicle in opportunities to invest in Senior Floating Rate Loans, CLOs or any other investments we may make. Accordingly, we may compete for access to the benefits that we expect from our relationship with our Manager and American Capital.
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
Our Manager’s liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities
The management agreement provides that our Manager and its affiliates and their respective directors, officers, employees, members, managers, partners and stockholders shall not be liable to us or our subsidiaries or our and our subsidiaries’ respective directors, officers, employees, members, managers, partners or stockholders for any action taken or omitted to be taken by our Manager in connection with the performance of any of its duties or obligations under the management agreement or otherwise as a manager or investment adviser, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services. The management agreement also provides that our Manager and its affiliates and their respective directors, officers, employees, members, managers, partners and stockholders are entitled to indemnification from us from and against any claims or liabilities (including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the management agreement) to the fullest extent such indemnification is then permitted under our charter, the 1940 Act, the Investment Advisers Act of 1940, the laws of the State of Maryland and any other applicable law.
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
ACAM owns approximately 3% of our common stock, which could result in its influence over the outcome of matters submitted to the vote of our stockholders
As of December 31, 2015, ACAM owned approximately 3% of our outstanding common stock. As a result, ACAM and American Capital may have influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors or transactions involving a change in control. Their interests may conflict with, or differ from, the interests of our other stockholders, including you. So long as ACAM continues to own shares of our common stock, it and American Capital could influence our corporate decisions submitted to our stockholders for approval, regardless of whether we terminate the management agreement with our Manager.

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
The 1940 Act limits our ability to issue senior securities in certain circumstances
As a BDC, the 1940 Act generally limits our ability to issue senior securities if our asset coverage ratio does not exceed 200% immediately after each issuance of senior securities or is improved immediately upon the issuance. Asset coverage ratio is defined in the 1940 Act as the ratio that the value of the total assets, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness. There are no assurances that we will always operate above this ratio. The resulting restrictions on issuing senior securities could have a material adverse impact on our business operations to the extent we do not maintain such asset coverage ratio.
The 1940 Act limits our ability to issue equity below our NAV per share
As a BDC, the 1940 Act generally limits our ability to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without stockholder approval. As of the date of this filing, we do not have such approval; however, we may seek such approval in the future or we may elect to conduct a rights offering, which would not require stockholder approval under the 1940 Act. If our common stock trades at a price below our NAV per share, there are no assurances that we can issue or sell shares of our common stock if needed to fund our business. In addition, in certain instances where we could issue or sell shares of our common stock at a price below our NAV per share, including through our dividend reinvestment and stock purchase plan or through a rights offering, such issuance could result in dilution in our NAV per share, which could result in a decline of our stock price.
We may fund a portion of our investments with debt securities, which would magnify the potential for loss and the risks of investing in us
As a result of any issuance of debt securities, we would be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Payment of interest on such debt securities must take preference over any other dividends or other payments in respect of our common stock (or any preferred stock that we may issue in the future). If we issue debt securities, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions in respect of our common stock (or any preferred stock that we may issue in the future).
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

Risks Related to Our Investing and Financing Strategy
There is uncertainty regarding the value of our portfolio investments
A substantial portion of our portfolio investments are not publicly traded. We determine the fair value of these investments in accordance with the 1940 Act and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) based on a determination made in good faith by our Board of Directors. For our investments that are not publicly traded, our determinations of fair value will be based upon certain inputs and our own assumptions about how market participants would price the asset or liability. Due to the uncertainty inherent in valuing investments that are not publicly traded, our determination of fair value may differ materially from the values that would exist if a ready market for these investments existed. Our determination of the fair value of our investments will have a material impact on our net earnings and NAV.
Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and adversely affect our profitability
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our common stock. A substantial portion of our debt investments have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate. Thus, an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold.
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
Our portfolio may be concentrated in a limited number industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry.
Our portfolio may be concentrated in a limited number industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
The investments in which we invest are generally traded over-the-counter, if at all, and may experience limited liquidity
Our investments may experience periods with limited or no liquidity. The absence of liquidity may make it difficult for us to ascertain a market value for our investments, may limit or preclude our ability to exit underperforming investments, and may negatively impact the ability for issuers of Senior Floating Rate Loans to refinance. As a result, periods of heightened illiquidity may adversely impact the performance of our portfolio and could persist for prolonged periods.
Because we generally do not hold controlling interests in the Senior Floating Rate Loans or the issuers of Senior Floating Rate Loans in which we invest, we may not be in a position to exercise control over issuers or to prevent decisions by management teams at issuers that could decrease the value of our investments
We generally do not hold equity positions or controlling interests in the issuers of Senior Floating Rate Loans in which we invest. As a result, we are subject to the risk that an issuer of Senior Floating Rate Loans may make business decisions with which we disagree, and that the management and/or stockholders of an issuer may take risks or otherwise act in ways that will be adverse to our interests.
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
We intend to continue to finance our investments with borrowed money, and may securitize our investments in the future, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us
The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. Our lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments into which we may enter. In addition, under the terms of any credit facility or other debt instrument we enter into, we may be required by its terms to use the net proceeds of investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.
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
The following table illustrates the effect on returns to a holder of our common stock from the leverage created by our use of borrowing, using our cost of funding of 2.39% as of December 31, 2015 together with (a) our total value of net assets as of December 31, 2015; (b) approximately $124 million in aggregate principal amount of indebtedness outstanding as of December 31, 2015; and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%. As illustrated below, leverage generally increases the return to shareholders when the portfolio return is positive and decreases the return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses) (1)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Stockholders (2)	(22)%	(12)%	(2)%	8%	18%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.

(2)
In order to compute the “Corresponding Return to Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2015 to obtain an assumed return to us. From this amount, estimated annual interest expense, based on the amount of debt outstanding at December 31, 2015, is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2015 to determine the “Corresponding Return to Shareholders”.

In order for us to cover our annual interest payments on our outstanding indebtedness as of December 31, 2015, we must achieve annual returns on our December 31, 2015 total investments of at least 1.1%.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Manager’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
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
Our borrowers may default on their payments, which may have a materially negative effect on our financial performance
Our primary business exposes us to credit risk, and the quality of our portfolio has a significant impact on our earnings. Credit risk is a component of our fair valuation of our portfolio companies. Negative credit events will lead to a decrease in the fair value of our portfolio companies and may potentially disrupt or impact the ability to pay amounts due to us thereby resulting in a decline in our earnings and NAV.
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
Certain of the issuers of Senior Floating Rate Loans in which we invest may enter into bankruptcy proceedings
Senior Floating Rate Loan issuers may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may be significantly less than the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
Our investments in Senior Floating Rate Loans involve risk and we could lose all or part of our investment
Investing in Senior Floating Rate Loans involves a number of significant risks. Senior Floating Rate Loans in which we invest may be issued by companies with limited financial resources and limited access to alternative financing. Issuers of Senior Floating Rate Loans may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by deterioration in the value of collateral backing our investments. This could lead to a decline in value of our portfolio, which could result in a decline in our net earnings and NAV.
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
We invest in equity securities of CLOs, and may invest in debt securities of CLOs, collateralized primarily by Loans. Accordingly, such securities involve the same risks associated with investing in Senior Floating Rate Loans on a levered basis, including credit risk and market risk. Changes in a variety of factors, including interest rates, defaults, interest rate spreads, interest rate curves, investor perception of macroeconomic risks and market outlook, and demand for debt securities issued by CLOs may cause the cash flows provided by and the market prices for CLO securities to fluctuate significantly. CLOs are typically privately offered and sold and CLO securities may be thinly traded or have a limited trading market.
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
CLOs typically will have no significant assets other than their underlying Senior Floating Rate Loans
CLOs typically will have no significant assets other than their underlying Senior Floating Rate Loans. Accordingly, payments on CLO investments are and will be payable solely from the cash flows from such Loans, net of all management fees and other expenses. Payments to us as a holder of CLO junior securities are and will be made only after payments due on the senior securities. It may adversely impact our returns if the cash flows from the Loans are insufficient to repay our CLO investments.
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
Senior Floating Rate Loans that are collateral of our CLO investments are subject to prepayments and calls, increasing re-investment risk, and the inability of a CLO collateral manager to reinvest the proceeds of the prepayment of its loan collateral may adversely affect us
The underlying Loans of our CLO investments may be prepaid more quickly than expected, which could have an adverse impact on the value of our CLO investment. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, and consequently cannot be predicted with certainty. There can be no assurance that for any CLO investment, in the event that any of the Loans of a CLO underlying such investment are prepaid, the CLO collateral manager will be able to reinvest such proceeds in new Loans with equivalent investment returns. If the CLO collateral manager cannot reinvest in new Loans with equivalent investment returns, the proceeds available to pay interest, principal or other distributions to the CLO securities may be adversely affected.
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
There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time, and a portion of our distributions may be a return of capital
We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.
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
Our common stock may be difficult to resell
Investors may not be able to resell shares of our common stock at or above their purchase prices due to a number of factors, including:

•	actual or anticipated fluctuation in our operating results;

•	volatility in our common stock price;

•	changes in expectations as to our future financial performance or changes in financial estimates of securities analysts; and

•	departures of key personnel, or changes in our relationship with our Manager or American Capital.
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
Our stockholders could experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan
All distributions declared in cash and payable to stockholders that are participants in our dividend reinvestment plan are reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan could experience dilution in their ownership percentage of our common stock over time if we issue additional shares of our common stock as part of the dividend reinvestment plan.
You may have current tax liabilities on distributions that are reinvested in our common stock
Under the dividend reinvestment plan, if you own shares of our common stock, you will have all cash distributions automatically reinvested in additional shares of our common stock unless you, or your nominee on your behalf, specifically “opt out” of the dividend reinvestment plan by delivering a written notice to the plan administrator prior to the record date of the next distribution. If you have not “opted out” of the dividend reinvestment plan, you will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your federal income tax liability on the value of the common stock received. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information.
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

PART II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ACSF.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share since January 16, 2014, the date on which our common stock began trading on the NASDAQ Global Select Market.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV (2) per Share	Premium (Discount) of Low Sales Price to NAV (2) per Share	Distributions Declared
Period	NAV (1)	High	Low
Fiscal year ended December 31, 2015
Fourth quarter	$11.79	$11.72	$9.56	(0.6)%	(18.9)%	$0.291
Third quarter	$13.53	$13.20	$10.91	(2.4)%	(19.4)%	$0.291
Second quarter	$14.54	$13.45	$12.65	(7.5)%	(13.0)%	$0.291
First quarter	$14.51	$13.49	$12.11	(7.0)%	(16.5)%	$0.29
Fiscal year ended December 31, 2014
Fourth quarter	$14.42	$13.44	$12.11	(6.8)%	(16.0)%	$0.29
Third quarter	$14.85	$14.12	$13.01	(4.9)%	(12.4)%	$0.28
Second quarter	$15.12	$14.25	$13.25	(5.8)%	(12.4)%	$0.28
First quarter (3)	$15.11	$14.70	$13.38	(2.7)%	(11.4)%	$0.18

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
The last reported price for our common stock on March 9, 2016 was $9.51 per share. As of March 9, 2016, we had three stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have historically traded below our NAV per share. For example, our shares closed on the NASDAQ Global Select Market at $9.83 on December 31, 2015. Our NAV per share was $11.79 as of the same date as shown in the table above. The possibility that our shares of common stock will trade at a discount from NAV per share or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV per share in the future.
Distributions to Stockholders
We intend to continue making regular distributions to our stockholders. The timing and amount of our distributions, if any, will be determined by our Board of Directors. All distributions to our stockholders are declared out of assets legally available for distribution. We expect that our distributions to stockholders will generally be from accumulated net investment income and from net realized capital gains, if any, as applicable. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gain.
We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and the excess of net short term gains over the net long term losses, if any, out of the assets legally available for distribution. During the years ended December 31, 2015 and 2014, 100% of our our distributions were made from net investment income. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amounts of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions.

All distributions declared in cash and payable to stockholders that are participants in our dividend reinvestment and stock purchase plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that opt out of our dividend reinvestment and stock purchase plan may experience dilution over time.
The following table reflects the cash distributions that we have declared on our common stock since our IPO:

($ in thousands, except per share data)
Quarterly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.18	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.28	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.28	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.29	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.29	$2,900

Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
November 2, 2015	November 18, 2015	November 20, 2015	December 2, 2015	$0.097	$970
November 2, 2015	December 22, 2015	December 24, 2015	January 5, 2016	$0.097	$970
November 2, 2015	January 20, 2016	January 22, 2016	February 2, 2016	$0.097	$970
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
Inception to Date Total				$2.581	$25,810
Sale of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal years ended December 31, 2015 and 2014.

Stock Performance Graph
This graph compares the return on our common stock with that of the S&P/LSTA U.S. All Loans Index and the Russell 2000 Index, for the period from January 16, 2014 (initial public offering) through December 31, 2015. The graph assumes that, on January 16, 2014, a person invested $100 in each of our common stock, the S&P/LSTA U.S. All Loans Index and the Russell 2000 Index at their closing prices. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)

Among American Capital Senior Floating, Ltd., the Russell 2000 Index
and the S&P/LSTA U.S. All Loans Index

$115
$110
$105
$100
$95
$90
$85
1/16/2014
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
American Capital Senior Floating, Ltd.
Russell 2000
S&P/LSTA U.S. All Loans

(1) $100 invested on 1/16/14 in stock or index, including reinvestment of dividends.

Copyright© 2014 Russell Investment Group. All rights reserved.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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
Dividend Reinvestment and Stock Purchase Plan
Our Board of Directors has adopted a dividend reinvestment and stock purchase plan. If your shares of common stock are registered in your own name, your distributions will automatically be reinvested under the plan in additional whole and fractional shares of common stock, unless you “opt out” of the plan so as to receive cash distributions by notifying our plan administrator by telephone, internet or in writing. If your shares are held in the name of a broker or other nominee, you should contact the broker or nominee for details regarding opting out of the plan. Under the optional cash purchase component of the plan, participants in the plan may also make optional cash purchases of shares of our common stock of between $50 and $10,000 per month and, with our prior approval, in excess of $10,000 per month. Stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash; however, since their cash distributions will be reinvested, such stockholders will not receive cash with which to pay any applicable taxes on reinvested distributions.
Our stock transfer agent, registrar and dividend reinvestment plan administrator is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 30170, College Station, TX 77842-3170, or calling (800) 733-5001 (U.S. and Canada) (781) 575-3400 (outside U.S. and Canada) or through the Internet, at www.computershare.com.

Item 6.    Selected Financial Data
AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SELECTED FINANCIAL DATA
($ in thousands, except per share data)
The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2015, 2014 and the period ended December 31, 2013. Financial information has been derived from our consolidated financial statements that were audited by Ernst & Young LLP, an independent registered public accounting firm.

	As of and for the year ended December 31,		Period from October 15, 2013* to
	2015	2014	December 31, 2013
Consolidated Statement of Operations data:
Total investment income	$19,245	$17,773	$1,572
Total expenses (net) (1)	$6,555	$6,914	$1,326
Net investment income	$12,690	$10,859	$246
Net (loss) gain on investments	$(27,355)	$(7,070)	$769
Net (decrease) increase in net assets resulting from operations	$(14,665)	$3,789	$1,015
Per Share data:
Net asset value	$11.79	$14.42	n/a
Net investment income	$1.27	$1.09	n/a
Net loss on investments	$(2.74)	$(0.71)	n/a
Net (decrease) increase in net assets resulting from operations	$(1.47)	$0.38	n/a
Distributions to stockholders declared	$1.16	$1.03	n/a
Consolidated Balance Sheet data:
Investments, fair value	$229,056	$276,370	$199,565
Cash and cash equivalents	$2,474	$1,757	$12,493
Total assets	$235,805	$282,477	$218,696
Secured revolving credit facility payable	$110,200	$130,000	$194,748
Total net assets	$117,929	$144,235	$1,016
Other data:
Total return based on market value (2)	(10.75)%	(12.90)%	n/a
Total return based on net asset value (2)	(10.10)%	3.73%	n/a
Investment purchases during the period	$106,982	$226,628	$207,548
Investment sales and repayments during the period	$134,342	$148,461	$9,790
Number of loan obligors at period end	128	117	69
Number of CLO issuers at period end	20	16	8
Yield on SFRLs as of period end	5.38%	5.36%	5.17%
Yield on CLOs as of period end	10.04%	13.64%	14.64%
Yield on investment portfolio as of period end	6.37%	6.92%	6.61%

*	Commencement of operations

(1)	Net expenses include income tax provision included in net investment income.

(2)	Total return is based on the change in market price or NAV per share during the period and takes into account dividends reinvested in accordance with the dividend reinvestment and stock purchase plan.

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
Overview
American Capital Senior Floating, Ltd. (“ACSF”, “we”, “our” and “us”), a Maryland corporation organized in February 2013 that commenced operations on October 15, 2013, is an externally managed, non-diversified closed-end investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On January 15, 2014, we priced our initial public offering (“IPO”), selling 10.0 million shares of common stock, at a price of $15.00 per share for net proceeds of $149.2 million. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF”. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
Our investment activities are managed by American Capital ACSF Management, LLC (our “Manager”) for an annual base management fee of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager. However, in connection with our IPO, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO (the “Expense Cap”). Our Manager has agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us necessary for our operations that are not required to be provided by our Manager under the management agreement and (iii) make certain other immaterial changes. Following the expiration of the Expense Cap, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations.
On October 29, 2015, our wholly-owned consolidated financing subsidiary, ACSF Funding I, LLC (“ACSF Funding”) amended and restated its secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) to extend the maturity date from December 18, 2015 to December 18, 2018, decrease the commitment amount from $140,000 to $135,000 and eliminate the commitment fee when the facility is at least 90% utilized. The Credit Facility generally bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.80%. There is a commitment fee equal to 0.75% on the unused amount of the commitments to the extent the outstanding amount of committed loans is less than 90% of the aggregate commitments. The Credit Facility is secured by ACSF Funding's assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. Advance rates vary on the type of collateral owned and can range up to 80%.

Investments
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”), which are commonly referred to as leveraged loans. Standard and Poor's (“S&P”) defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. Senior Floating Rate Loans are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest in equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by SFRLs and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in Senior Floating Rate Loans.
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
Expenses
We do not have any employees and do not pay our officers any cash or non-cash equity compensation. We pay, or reimburse our Manager and its affiliates, for expenses related to our operations incurred on our behalf, excluding employment-related expenses of our and our Manager's officers and any employees of American Capital or the parent company of our Manager who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. However, in accordance with the terms of our Management Agreement, our Manager agreed to limit the amount of operating expenses subject to reimbursement by us to the amount of the Expense Cap (See “Management Agreement” in this Annual Report on Form 10-K for further discussion).
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

Portfolio and Investment Activity
As of December 31, 2015, our portfolio had a fair market value of $229.1 million, a cost basis of $261.9 million and was comprised of 74% first lien Loans, 10% second lien Loans and 16% CLO equity, measured at fair value. The loan portfolio consisted of 128 portfolio companies and the CLO portfolio included 20 CLOs managed by 15 collateral managers with vintages ranging from 2012 to 2015. Our loan portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.75%. The weighted average LIBOR floor in our loan portfolio was 1.01% as of December 31, 2015. The following table depicts a summary of our portfolio as of December 31, 2015:

($ in thousands)	Cost	Fair Market Value	Cumulative Net Unrealized Appreciation (Depreciation)	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$181,367	$169,580	$(11,787)	5.03%
Second lien floating rate loans	24,909	22,575	(2,334)	7.90%
Total Senior Floating Rate Loans	206,276	192,155	(14,121)	5.38%
CLO equity	55,599	36,854	(18,745)	10.04%
Equity	—	47	47	—%
Total Investment Portfolio	$261,875	$229,056	$(32,819)	6.37%
As of December 31, 2014, our portfolio had a fair market value of $276.4 million, a cost basis of $282.1 million and was comprised of 70% first lien loans, 11% second lien loans and 19% CLO equity, measured at fair value. The loan portfolio consisted of 117 portfolio companies and the CLO portfolio included 16 CLOs managed by 14 collateral managers with vintages ranging from 2012 to 2014. Our loan portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 1.00% and 1.75%. The weighted average LIBOR floor in our loan portfolio was 1.03% as of December 31, 2014. The following table depicts a summary of the portfolio as of December 31, 2014:

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
Our portfolio is actively managed, with an annualized turnover ratio of 40.7% for the year ended December 31, 2015. During the year ended December 31, 2015, the loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The yield at cost as of December 31, 2015 on the loan portfolio, CLO equity and total portfolio was 5.38%, 10.04% and 6.37%, respectively. The yield at cost on the investment portfolio decreased 55 basis points from 6.92% as of December 31, 2014, primarily due to a 360 basis point decrease in the yield on the CLO Portfolio due to a decrease in projected future cash flows.
As a result of the decrease in projected future cash flows on the CLO Portfolio, ACSF recognized a $4.0 million write down related to credit losses included in the fair value of the investments on five CLO investments as of December 31, 2015. This write down does not affect the GAAP cost basis of these investments, but does impact the amount of interest income that is recognized over the remaining life of the investment. As a result of the $4.0 million credit loss write down recorded as of December 31, 2015, ACSF continues to accrete income on these five CLO investments but will recognize $4.0 million more of total interest income over the life of these investments and will record a $4.0 million realized loss upon the sale or redemption of these investments.

The following tables depict the portfolio activity for years ended December 31, 2015 and 2014:

	2015
	First Lien		Second Lien		CLO Equity		Equity		Total
$ in thousands	Amount	Yield (at cost)	Amount	Yield (at cost)	Amount	Yield (at cost)	Amount	Yield (at cost)	Amount	Yield (at cost)
December 31, 2014, at Fair Value	$194,952	4.98%	$29,841	7.81%	$51,577	13.64%	$—	—%	$276,370	6.92%
Purchases	91,404	5.07%	4,942	8.42%	10,636	17.32%	—	—%	106,982	6.03%
Sales	(66,976)	(4.85)%	(6,723)	(8.10)%	(2,282)	(18.93)%	—	—%	(75,981)	(5.53)%
Repayments (1)	(40,565)	(5.20)%	(4,170)	(7.69)%	(13,626)	(13.90)%	—	—%	(58,361)	(7.09)%
Amortization / accretion of discount / premium (2)	68	n/a	14	n/a	7,330	n/a	—	n/a	7,412	n/a
Realized gains / (losses)	(593)	n/a	5	n/a	278	n/a	—	n/a	(310)	n/a
Net unrealized appreciation / (depreciation)	(8,710)	n/a	(1,334)	n/a	(17,059)	n/a	47	n/a	(27,056)	n/a
December 31, 2015, at Fair Value	$169,580	5.03%	$22,575	7.90%	$36,854	10.04%	$47	n/a	$229,056	6.37%

(1)	Repayments for CLO equity reflect the amount of cash distributions received during the years ended December 31, 2015 and 2014 and the period ended December 31, 2013.

(2)
Amount reflected in amortization/accretion of discount/premium for CLO equity represents the income recognized during the year ended December 31, 2015 and 2014 and the period ended December 31, 2013 using the effective interest method.

	For the Year Ended December 31, 2015
	Loan	CLO	Total Portfolio
Portfolio Companies - December 31, 2014	117	16	133
Purchases (new)	70	5	75
Purchases (add-on to existing)	10	—	10
Complete Exit	(59)	(1)	(60)
Portfolio Companies - December 31, 2015	128	20	148
As of December 31, 2015, the fair value of the portfolio was $229.1 million versus a cost basis of $261.9 million resulting in $(32.8) million of cumulative net unrealized depreciation. During the year ended December 31, 2015, we recognized net unrealized depreciation on the investment portfolio of $(27.1) million. The depreciation was due to fair value decline in both the CLO portfolio and the loan portfolio. The decline in fair value of the CLO portfolio was a result of a number of factors, including an increase in defaulted loan assets held by the CLOs, a decline in the NAV of the CLOs and a risk-off sentiment in the market which drove prices down significantly. The primary drivers for the decline in fair value of the loan portfolio were an overall decline in market prices, reinvestment uncertainty and a further decline in the commodities sector, specifically those portfolio companies in the oil & gas and metals & mining industries.

	2014
	First Lien		Second Lien		CLO Equity		Total
($ in thousands)	Amount	Yield (at cost)	Amount	Yield (at cost)	Amount	Yield (at cost)	Amount	Yield (at cost)
December 31, 2013, at Fair Value	$154,207	4.90%	$15,186	7.97%	$30,172	14.64%	$199,565	6.61%
Purchases	169,360	5.06%	30,571	8.01%	26,697	12.51%	226,628	6.19%
Sales	(93,690)	(4.82)%	(12,724)	(8.39)%	—	—%	(106,414)	(5.24)%
Repayments (1)	(30,904)	(5.23)%	(2,030)	(7.65)%	(9,113)	(13.27)%	(42,047)	(7.09)%
Amortization / accretion of discount / premium (2)	(7)	n/a	14	n/a	5,501	n/a	5,508	n/a
Realized gains / (losses)	128	n/a	62	n/a	—	n/a	190	n/a
Unrealized appreciation / (depreciation)	(4,142)	n/a	(1,238)	n/a	(1,680)	n/a	(7,060)	n/a
December 31, 2014, at Fair Value	$194,952	4.98%	$29,841	7.81%	$51,577	13.64%	$276,370	6.92%

(1)	Repayments for CLO equity reflect the amount of cash distributions received during the years ended December 31, 2015 and 2014 and the period ended December 31, 2013.

(2)
Amount reflected in amortization/accretion of discount/premium for CLO equity represents the income recognized during the yeasr ended December 31, 2015 and 2014 and the period ended December 31, 2013 using the effective interest method.

	For the Year Ended December 31, 2014
	Loan	CLO	Total Portfolio
Portfolio Companies - December 31, 2013	69	8	77
Purchases (new)	84	7	91
Purchases (add-on to existing)	18	1	19
Complete Exit	(54)	—	(54)
Portfolio Companies - December 31, 2014	117	16	133

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

As of December 31, 2015, approximately 75% of our loan portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. The following chart shows the S&P facility credit rating of our loan portfolio at fair value as of December 31, 2015:

First Lien	Second Lien
As of December 31, 2014, approximately 77% of our loan portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. The following chart shows the S&P facility credit rating of our loan portfolio at fair value as of December 31, 2014:

First Lien	Second Lien

Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto.

	Year ended December 31,		Period from October 15, 2013* to
($ in thousands, except per share data)	2015	2014	December 31, 2013
Investment income:
First lien floating rate loans	$9,633	$9,884	$973
Second lien floating rate loans	2,282	2,389	82
CLO equity	7,330	5,500	517
Total investment income	19,245	17,773	1,572
Expenses:
Interest and other debt related costs	2,970	3,448	951
Management fee	2,236	2,186	—
Other expenses (net)	1,123	1,121	93
Net expenses	6,329	6,755	1,044
Net investment income before taxes	12,916	11,018	528
Income tax provision	(227)	(159)	(282)
Net investment income	12,689	10,859	246
Net (loss) gain on investments:
Net realized (loss) gain on investments	(310)	190	(7)
Net unrealized (depreciation) appreciation on investments	(27,056)	(7,060)	1,297
Income tax benefit (provision)	11	(200)	(521)
Net (loss) gain on investments	(27,355)	(7,070)	769
Net (decrease) increase in net assets resulting from operations	$(14,666)	$3,789	$1,015

*	Commencement of Operations
Investment Income
Investment income increased $1.5 million to $19.2 million for the year ended December 31, 2015 compared to 2014. The increase was driven by additional income generated by a larger average CLO portfolio in 2015. Interest generated from the loan portfolio totaled $11.9 million and income from the CLO investments totaled $7.3 million for the year ended December 31, 2015. The yield at cost on our loan portfolio as of December 31, 2015 was 5.03% and the yield at cost on our CLO investments as of December 31, 2015 was 10.04% for a weighted average total yield on the portfolio as of December 31, 2015 of 6.37%.
Investment income for the year ended December 31, 2014 was $17.8 million. Interest generated from the loan portfolio totaled $12.3 million and income from the CLO investments totaled $5.5 million for the year ended December 31, 2014. The average yield on our loan portfolio during the year ended December 31, 2014 was 5.3% and the average yield on our CLO investments during the year ended December 31, 2014 was 13.0% for a weighted average total yield on the portfolio during 2014 of 6.5%.
In accordance with FASB ASC Topic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), in the event that the fair value of an investment is less than its amortized cost basis and there is an adverse change in the expected future cash flows of the investment, we may be required to write down the current amortized cost used to determine effective yield (“Reference Amount”) by credit losses included in the fair value of the investment or to fair value. We are precluded from reversing the write down for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded at the exit of the investment by the amount of the write down. During the year ended December 31, 2015, we wrote down the Reference Amount of our CLO investment portfolio by $4.0 million for credit losses included in the fair value of the investments.

Net Expenses
Net expenses declined $(0.4) million for the year ended December 31, 2015 compared to 2014. The decline was driven by a reduction of interest expense due to a lower average cost of funding and average debt outstanding during 2015.
Interest and other debt related costs incurred in 2013 and from January 1, 2014 until January 22, 2014 (the closing date of the IPO) primarily related to interest expense on the revolving credit facility (the “ACAM Facility”) provided by American Capital Asset Management, LLC, the indirect parent of our Manager. There was $194.7 million outstanding on the ACAM Facility at the time of the closing of the IPO, at which point the ACAM Facility was repaid in full and terminated. The weighted average interest rate on the ACAM Facility was 5.0%.
Interest and other debt related costs incurred following the closing date of the IPO through December 31, 2014 and in 2015 are related to borrowings under our Credit Facility. The Credit Facility generally bears interest at a spread of 1.80% over a chosen index (which is typically one-month LIBOR). Included in other debt related costs are additional fees and expenses associated with the Credit Facility, including an unused commitment fee of 75 basis points on undrawn commitments and the amortization of debt financing costs. On October 29, 2015 the Credit Facility was amended and restated, extending the maturity date from December 18, 2015 to December 18, 2018, decreasing the commitment amount from $140,000 to $135,000 and eliminating the commitment fee when the facility is at least 90% utilized.
The following table outlines the costs associated with our debt financing:

	For the period from January 1, 2014 to January 22, 2014	For the period from January 22, 2014 to December 31, 2014	For the Year Ended December 31,		For the Period from October 15, 2013* to December 31,
($ in thousands)			2015	2014	2013
Interest expense	$568	$2,433	$2,518	$3,001	$943
Commitment fees	—	54	111	54	—
Amortization of debt financing costs	22	371	341	393	8
Total Financing Costs	$590	$2,858	$2,970	$3,448	$951

Average debt outstanding	$194,748	$127,092	$124,434	$130,984	$89,524
Average cost of funding (1)	5.00%	2.39%	2.39%	2.63%	5.00%
Average interest rate	5.00%	2.00%	2.00%	2.26%	5.00%
* Commencement of operations

(1)	Includes amortization of debt financing costs
Other operating expenses totaled $2.0 million for the year ended December 31, 2015 and are comprised primarily of insurance premiums, Board of Director fees, professional fees and rent. However, as a result of the Expense Cap, our Manager was responsible for $0.9 million of our expenses which resulted in our other operating expenses (net) totaling $1.1 million for the year ended December 31, 2015. Other operating expenses totaled $2.1 million for the year ended December 31, 2014 and are comprised primarily of insurance premiums, Board of Director fees, professional fees and rent. However, as a result of the Expense Cap, our Manager was responsible for $1.0 million of our expenses which resulted in our other operating expenses (net) totaling $1.1 million for the year ended December 31, 2014.
Net Realized (Loss) Gain on Investments
Sales and repayments of investments during the year ended December 31, 2015 totaled $76.0 million and $58.4 million, respectively, resulting in net realized losses of $(0.3) million, or $(0.03) per weighted average share outstanding. Sales and repayments of investments during the year ended December 31, 2014 totaled $106.4 million and $42.0 million, respectively, resulting in net realized gains of $0.2 million, or $0.02 per weighted average share outstanding. Sales and repayments of investments during the period ended December 31, 2013 totaled $5.9 million and $3.9 million, respectively, resulting in net realized losses of less than $(0.1) million.
Net Unrealized (Depreciation) Appreciation on Investments
During the year ended December 31, 2015, we recognized net unrealized depreciation on investments of $(27.1) million. The CLO portfolio produced $(17.1) million in net unrealized depreciation, the majority of which was incurred in the third and fourth quarters of 2015. The decline in fair value of the CLO portfolio was a result of a number of factors, including an increase in defaulted loan assets held by the CLOs, a decline in the NAV of the CLOs and a risk-off sentiment which drove prices down significantly. The loan portfolio contributed $(10.0) million of net unrealized depreciation during the year ended December 31, 2015, which was reflective of the downward trend in loan prices during 2015. The primary drivers for the decline in fair value of the loan portfolio were an overall decline in market prices, which was driven primarily by weakness in the commodities sectors, a general risk-off sentiment across various asset classes and related outflows from retail loan funds.
During the year ended December 31, 2014, we recognized net unrealized depreciation on investments of $(7.1) million. The depreciation, especially in the fourth quarter, was largely a function of exposure to the oil & gas industry, which was impacted by declines in oil prices during the second half of the year. The remaining net depreciation was a result of overall price changes observed in the broader market, which reflected an increase to the required rate of return for positions with otherwise stable credit profiles. During the period ended December 31, 2013, ACSF recognized net unrealized appreciation on the investment portfolio of $1.3 million, primarily from the loan portfolio, the fair value of which moved in-line with the broader market.
Income Taxes
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
We have elected to be taxed as a RIC under Subchapter M of the Code beginning with the date of our IPO through our tax fiscal year end of December 31 and for subsequent years. As part of our election to be taxed as a RIC, we intend to make a “deemed sale election” whereby we will treat our net unrealized gains (“Net Built-in Gain”) on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. The federal tax sharing payment that we owed to American Capital attributed to our Net Built-in Gain was waived by American Capital which was then treated as a deemed capital contribution to us.
Excluding the deemed sale election, there were no significant tax consequences arising from the conversion to a RIC from a C corporation in connection with our IPO.
As of December 31, 2015, we had approximately $6.4 million, or $0.64 per share, of estimated undistributed taxable income. We intend to distribute sufficient dividends, including dividends distributed in the following tax year that we elect to be treated as distributed in the current year, to eliminate our current year taxable income. For the year ended December 31, 2015, we accrued federal excise tax of $0.2 million.
Financial Condition, Liquidity and Capital Resources
Our primary resources of liquidity and capital resources arise primarily from our investment portfolio and the available capacity under our Credit Facility. In addition, we expect to use proceeds from any follow-on equity offerings of common stock and other supplementary financing mechanisms as additional sources of capital and liquidity.
In order to qualify as a RIC, we must annually distribute in a timely manner to our stockholders at least 90% of our taxable ordinary income. Accordingly, our ability to retain earnings is limited.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2015, our net asset value was $11.79 per share and our closing market price was $9.83 per share.
Debt Capital
On January 22, 2014, we closed our IPO of 10.0 million shares of common stock at $15.00 per share, raising approximately $149.2 million in net proceeds. Using the proceeds from the IPO, plus borrowings from our Credit Facility, we repaid the ACAM Facility in the amount of $194.7 million. Following repayment, the ACAM Facility was terminated.
As of December 31, 2015, we had $110.2 million in borrowings outstanding on our Credit Facility. The fair value of assets owned by ACSF Funding as of December 31, 2015 was $187.9 million and the borrowing base was $141.6 million. On a consolidated basis, as of December 31, 2015, we were leveraged at 0.93x debt to equity. As of December 31, 2015, we had approximately $27.3 million of available liquidity consisting of $2.5 million of cash and cash equivalents and $24.8 million of available capacity on our Credit Facility. As of December 31, 2014, we had $130.0 million in borrowings outstanding on our Credit Facility. The fair value of assets owned by ACSF Funding as of December 31, 2014 was $220.4 million and the borrowing base was $153.4 million. On a consolidated basis, as of December 31, 2014, we were leveraged at 0.90x debt to equity. As of

December 31, 2014, we had approximately $11.8 million of available liquidity consisting of $1.8 million of cash and cash equivalents and $10.0 million of available capacity on our Credit Facility.
As a BDC, we are permitted to issue “senior securities”, as defined in the 1940 Act, in any amounts as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of December 31, 2015, our asset coverage was 207%.
Operating and Financing Cash Flows
For the year ended December 31, 2015, net cash provided by operating activities was $34.3 million. For the year and period ended December 31, 2014 and 2013, net cash used in operating activities was $87.5 million and $181.8 million, respectively. Cash provided by operating activities for the year ended December 31, 2015 was primarily due to net proceeds from the sale of investments of $134.3 million, offset by $107.0 million of investment purchases. For the year ended December 31, 2015, net cash used in financing activities was $33.6 million. For the year and period ended December 31, 2014 and 2013, net cash provided by financing activities was $76.7 million and $194.3 million, respectively. Our cash flows from financing activities during the year ended December 31, 2015 was primarily used to reduce debt outstanding by $19.8 million and pay $13.6 million of distributions to shareholders. Our cash flow from financing activities during the year ended December 31, 2014 was primarily attributable to net proceeds from our IPO of $149.2 million offset by a net decrease in the amount of debt outstanding of $64.7 million. Our cash flow from financing activities during the period ended December 31, 2013 was primarily attributable to draws on our ACAM Facility of $194.7 million.
Contractual Obligations
A summary of our contractual payment obligations as of December 31, 2015 are as follows:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility	$110,200	$—	$110,200	$—	$—
Total contractual obligations	$110,200	$—	$110,200	$—	$—
Off-Balance Sheet Arrangements
We currently engage in no off-balance sheet arrangements.
Distributions to Stockholders
When determining distributions to stockholders, our Board of Directors considers, among other things, our estimated taxable income, which may differ from GAAP income due to temporary and permanent differences in income and expense recognition, and changes in unrealized appreciation and depreciation on investments. The specific tax characteristics will be reported to stockholders on Form 1099 after the end of the calendar year. From a tax perspective, 100% of the distributions paid to stockholders during the year ended December 31, 2015 were distributions of ordinary income.
For the year ended December 31, 2015, our Board of Directors declared $1.16 per share of distributions to stockholders totaling $11.6 million in distributions. We maintain an “opt out” dividend reinvestment and stock purchase plan for our common stockholders. As a result, if we declare a distribution, then stockholders' cash distributions will be automatically reinvested in additional shares of our common stock, unless they, or their nominees on their behalf, specifically “opt out” of the dividend reinvestment and stock purchase plan so as to receive cash distributions.

The table below details the distributions to stockholders declared on our shares of common stock since the completion of our IPO (dollars in thousands, except per share data):

Quarterly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.18	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.28	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.28	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.29	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.29	$2,900

Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
November 2, 2015	November 18, 2015	November 20, 2015	December 2, 2015	$0.097	$970
November 2, 2015	December 22, 2015	December 24, 2015	January 5, 2016	$0.097	$970
November 2, 2015	January 20, 2016	January 22, 2016	February 2, 2016	$0.097	$970
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
Inception to Date Total				$2.581	$25,810
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
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our Manager's investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service and broker-dealers, and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then presented to the Investment Committee and reviewed and approved by our Audit and Compliance Committee. The valuation recommendations are then reviewed by our Board of Directors for final approval. There were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process during the year ended December 31, 2015.
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
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2015, we had one loan on non-accrual status and, as of December 31, 2014 and 2013, we had no loans on non-accrual status.
Interest income on CLO equity investments is recognized using the effective interest method as required by FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and our cost basis. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates. During the year ended December 31, 2015, we recorded $4.0 million in credit loss write downs to current amortized cost basis on five CLO equity investments. As of December 31, 2015, in aggregate, the amortized cost basis of our Structured Products investment portfolio exceeded the Reference Amount by approximately $16.6 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR and typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of December 31, 2015, the debt investments in our portfolio had interest rate floors between 0.75% and 1.75%, which, in the current interest rate environment where LIBOR is below 1.0%, has effectively converted those floating rate debt investments to fixed rate debt investments. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor and therefore our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of December 31, 2015, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our loan portfolio and Credit Facility.

($ in thousands, except per share data) Basis point increase (1)	Interest Income	Interest Expense	Net Increase	Net Increase per share
300	$5,218	$3,306	$1,912	$0.19
200	$3,164	$2,204	$960	$0.09
100	$1,113	$1,102	$11	$—

(1)	A decline in interest rates would not have a material impact on our consolidated financial statements.
Although management believes that this measure is indicative of our sensitivity to interest rates, it does not reflect any potential impact to the fair value of our investments as a result of changes to interest rates, nor does it adjust for potential changes in the credit market, credit quality, size and composition of assets in our consolidated statements of assets and liabilities and other business developments that could affect the net increase (decrease) in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.
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
The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2015, 2014 and 2013, and for the years ended December 31, 2015, and 2014 and the period from October 15, 2013 (commencement of operations) through December 31, 2013. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations, changes in net assets and cash flows in accordance with accounting principles generally accepted in the United States.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. American Capital Senior Floating, Ltd.'s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). American Capital Senior Floating, Ltd.’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of American Capital Senior Floating, Ltd.’s internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment and those criteria, management determined that American Capital Senior Floating, Ltd.’s internal control over financial reporting was effective as of December 31, 2015. This Annual Report on Form 10-K does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of American Capital Senior Floating, Ltd.
We have audited the accompanying consolidated statements of assets and liabilities of American Capital Senior Floating, Ltd. (the “Company”), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2015 and December 31, 2014 and for the period from October 15, 2013 (commencement of operations) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and December 31, 2014, by correspondence with the custodian and others, or by other appropriate auditing procedures where replies from others were not received. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Senior Floating, Ltd. at December 31, 2015 and 2014, and the consolidated results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2015 and December 31, 2014 and for the period from October 15, 2013 (commencement of operations) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young, LLP
McLean Virginia
March 15, 2016

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets:
Investments, fair value (cost of $261,875 and $282,133, respectively)	$229,056	$276,370
Cash and cash equivalents	2,474	1,757
Receivable for investments sold	3,096	2,983
Deferred financing costs	273	378
Interest receivable	583	704
Prepaid expenses and other assets	89	121
Receivable from affiliate (see note 3 and 4)	234	164
Total assets	$235,805	$282,477
Liabilities:
Secured revolving credit facility payable (see note 7)	$110,200	$130,000
Payable for investments purchased	5,437	4,226
Distributions to stockholders payable (see note 10)	970	2,900
Management fee payable (see note 3)	536	577
Interest payable (see note 7)	52	80
Taxes payable (see note 8)	278	80
Payable to affiliate (see note 4)	217	212
Other liabilities and accrued expenses	186	167
Total liabilities	117,876	138,242
Commitments and contingencies (see note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000,100 issued and outstanding on December 31, 2015 and 2014; 300,000,000 authorized on December 31, 2015 and 2014	100	100
Paid-in capital in excess of par	150,903	151,131
Undistributed net investment income	1,560	133
Accumulated net realized loss from investments	(1,815)	(1,366)
Net unrealized depreciation on investments	(32,819)	(5,763)
Total net assets	117,929	144,235
Total liabilities and net assets	$235,805	$282,477
Net asset value per share outstanding	$11.79	$14.42
See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,		Period from October 15, 2013* to
	2015	2014	December 31, 2013
Investment income:
Interest	$19,245	$17,773	$1,572
Total investment income	19,245	17,773	1,572
Expenses:
Interest and commitment fee (see note 7)	2,629	3,055	943
Management fee (see note 3)	2,236	2,186	—
Insurance	467	521	—
Amortization of deferred financing costs	341	393	9
Organizational costs	—	—	47
Other general and administrative expenses	1,554	1,601	45
Total expenses	7,227	7,756	1,044
Expense reimbursement (see note 3)	(899)	(1,001)	—
Net expenses	6,328	6,755	1,044
Net investment income before tax	12,917	11,018	528
Income tax provision	(227)	(159)	(282)
Net investment income	12,690	10,859	246
Net (loss) gain on investments:
Net realized (loss) gain on investments	(310)	190	(7)
Net unrealized (depreciation) appreciation on investments	(27,056)	(7,060)	1,297
Income tax benefit (provision)	11	(200)	(521)
Net (loss) gain on investments	(27,355)	(7,070)	769
Net (decrease) increase in net assets resulting from operations (“Net (Loss) Earnings”)	$(14,665)	$3,789	$1,015

Net investment income per share	$1.27	$1.09	n/a
Net (Loss) Earnings per share (see note 5)	$(1.47)	$0.38	n/a
Distributions to stockholders declared per share	$1.16	$1.03	n/a
Weighted average shares outstanding (1)	10,000	10,000	n/a
* Commencement of operations

(1)	Assumes the issuance of 10,000 shares of common stock on January 1, 2014 that were issued in connection with the IPO, which closed on January 22, 2014.
See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Year Ended December 31,		Period from October 15, 2013* to
	2015	2014	December 31, 2013
Operations:
Net investment income	$12,690	$10,859	$246
Net realized (loss) gain	(310)	190	(7)
Net unrealized (depreciation) appreciation on investments	(27,045)	(7,260)	776
Net (loss) earnings	(14,665)	3,789	1,015

Distributions to stockholders:
From net investment income	(11,630)	(10,300)	—

Capital transactions:
Proceeds from public offering	—	150,000	—
Offering costs	—	(844)	—
Contribution for taxes waived (see note 8)	(11)	574	—
Net (decrease) increase in net assets from capital transactions	(11)	149,730	—
Net (decrease) increase in net assets	(26,306)	143,219	1,015

Net assets beginning of period	144,235	1,016	1
Net assets end of period	$117,929	$144,235	$1,016

Undistributed net investment income included in net assets	$1,193	$805	$—
Common shares outstanding	10,000	10,000	n/a
* Commencement of operations
See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,		Period from October 15, 2013* to
	2015	2014	December 31, 2013
Cash Flows from Operating Activities:
Net Loss (Earnings) from operations	$(14,665)	$3,789	$1,015
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss (gain) on investments	310	(190)	7
Net change in unrealized depreciation (appreciation) on investments	27,056	7,060	(1,297)
Accretion of CLO interest income	(7,330)	(5,501)	(516)
Net amortization of premium/discount on loans	(82)	(7)	(1)
Amortization of deferred financing costs	341	393	9
Purchase of investments	(106,982)	(226,628)	(207,548)
Proceeds from dispositions of investments	134,342	148,461	9,790
(Increase) decrease in receivable for investments sold	(113)	2,411	(5,394)
Increase (decrease) in payable for investments purchased	1,211	(16,268)	20,494
Increase in receivable from affiliate	(70)	(164)	—
Decrease (increase) in interest receivable	121	(401)	(303)
Decrease (increase) in prepaid expenses and other assets	32	346	(467)
(Decrease) increase in interest payable	(28)	(863)	943
Increase (decrease) in other liabilities and accrued expenses	19	(230)	397
Increase (decrease) in payable to affiliate	5	(83)	295
(Decrease) increase in management fee payable	(41)	577	—
Increase (decrease) in taxes payable	187	(149)	803
Net cash provided by (used in) operating activities	34,313	(87,447)	(181,773)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	—	150,000	—
Offering costs from the issuance of common stock	—	(844)	—
Distributions to stockholders paid	(13,560)	(7,400)	—
Proceeds from debt	81,400	199,500	194,748
Payments on debt	(101,200)	(264,248)	—
Deferred financing costs paid	(235)	(297)	(483)
Net cash (used in) provided by financing activities	(33,595)	76,711	194,265
Net increase (decrease) in cash and cash equivalents	718	(10,736)	12,492
Cash and cash equivalents at beginning of period	1,757	12,493	1
Cash and cash equivalents at end of period	$2,475	$1,757	$12,493
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$2,431	$3,918	$—
Cash paid for income taxes	$30	$517	$—
Distributions to stockholders declared and payable during the period	$11,630	$10,300	$—
Supplemental disclosure of non-cash financing activity:
Contribution for taxes waived	$(11)	$574	$—
* Commencement of operations
See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —143.8% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	5/28/2021	4.75%	L+ 3.75	1.00%	Hotels, Restaurants & Leisure	$1,972	$1,966	$1,846
Acosta, Inc. (5)	9/26/2021	4.25%	L+ 3.25	1.00%	Media	2,475	2,438	2,361
ADMI Corp. (5)	4/29/2022	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	547	546	548
Aegis Toxicology Sciences Corporation (5)	2/24/2021	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,642	1,633	1,384
Agrofresh Inc. (3), (5)	7/31/2021	5.75%	L+ 4.75	1.00%	Chemicals	647	646	638
Air Medical Group Holdings, Inc. (5)	4/28/2022	4.50%	L+ 3.50	1.00%	Health Care Providers & Services	1,990	1,995	1,932
Albertson's LLC (5)	3/21/2019	5.50%	L+ 4.50	1.00%	Food & Staples Retailing	993	989	991
AlixPartners, LLP (5)	7/28/2022	4.50%	L+ 3.50	1.00%	Diversified Financial Services	1,995	1,990	1,984
Alliant Holdings Intermediate, LLC (5)	8/12/2022	4.50%	L+ 3.50	1.00%	Insurance	1,045	1,042	1,022
American Tire Distributors, Inc. (5)	9/1/2021	5.25%	L+ 4.25	1.00%	Distributors	1,478	1,472	1,459
Amneal Pharmaceuticals LLC (5)	11/1/2019	4.50%	L+ 3.50	1.00%	Pharmaceuticals	992	992	976
AmWINS Group, LLC (5)	9/6/2019	5.25%	L+ 4.25	1.00%	Insurance	2,934	2,946	2,932
Anchor Glass Container Corporation (5)	7/1/2022	4.54%	L+ 3.50	1.00%	Containers & Packaging	963	959	962
AqGen Ascensus, Inc. (5), (7)	12/5/2022	5.50%	L+ 4.50	1.00%	Capital Markets	941	885	885
Aquilex LLC (5)	12/31/2020	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	968	966	929
Ardent Legacy Acquisitions, Inc. (5)	8/4/2021	6.50%	L+ 5.50	1.00%	Health Care Providers & Services	332	329	331
Arnhold and S. Bleichroeder Holdings, Inc. (5)	12/1/2022	4.75%	L+ 4.00	0.75%	Capital Markets	714	700	698
Ascend Learning, LLC (5)	7/31/2019	5.50%	L+ 4.50	1.00%	Diversified Consumer Services	588	586	586
Asurion, LLC (5)	5/24/2019	5.00%	L+ 3.75	1.25%	Commercial Services & Supplies	943	943	886
Asurion, LLC (5)	8/4/2022	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	1,244	1,238	1,141
Avaya Inc. (5)	5/29/2020	6.25%	L+ 5.25	1.00%	Software	997	806	700
BJ's Wholesale Club, Inc. (5)	9/26/2019	4.50%	L+ 3.50	1.00%	Food & Staples Retailing	1,471	1,472	1,414
Blackboard Inc. (5)	10/4/2018	4.75%	L+ 3.75	1.00%	Software	2,435	2,436	2,345
Blue Coat Holdings, Inc. (5)	5/20/2022	4.50%	L+ 3.50	1.00%	Communications Equipment	2,000	2,001	1,938
BWay Intermediate Company, Inc. (5)	8/14/2020	5.50%	L+ 4.50	1.00%	Containers & Packaging	2,456	2,437	2,369
C.H.I. Overhead Doors, Inc. (5)	7/29/2022	4.75%	L+ 3.75	1.00%	Building Products	332	332	327
Calceus Acquisition, Inc. (5)	1/31/2020	5.00%	L+ 4.00	1.00%	Textiles, Apparel & Luxury Goods	2,337	2,345	2,092
CAMP International Holding Company (5)	5/31/2019	4.75%	L+ 3.75	1.00%	Transportation Infrastructure	1,960	1,980	1,908
Carecore National, LLC (5)	3/5/2021	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	2,047	2,047	1,781
CCM Merger, Inc. (5)	8/6/2021	4.50%	L+ 3.50	1.00%	Hotels, Restaurants & Leisure	883	877	880
Checkout Holding Corp. (5)	4/9/2021	4.50%	L+ 3.50	1.00%	Media	2,463	2,461	1,982
CityCenter Holdings, LLC (5)	10/16/2020	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	1,774	1,783	1,764
Compuware Corporation (5)	12/15/2021	6.25%	L+ 5.25	1.00%	Software	2,972	2,906	2,780

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —143.8% of Net Assets
Cotiviti Corporation (5)	5/14/2021	4.50%	L+ 3.50	1.00%	Professional Services	$1,111	$1,102	$1,078
CPG International Inc. (5)	9/30/2020	4.75%	L+ 3.75	1.00%	Building Products	1,938	1,938	1,831
CPI Buyer, LLC (5)	8/16/2021	5.50%	L+ 4.50	1.00%	Trading Companies & Distributors	988	976	949
CT Technologies Intermediate Holdings, Inc. (5)	12/1/2021	5.25%	L+ 4.25	1.00%	Health Care Technology	498	495	482
Dell International LLC (5)	4/29/2020	4.00%	L+ 3.25	0.75%	Technology Hardware, Storage & Peripherals	2,488	2,495	2,472
Deltek, Inc. (5)	6/25/2022	5.00%	L+ 4.00	1.00%	Software	2,872	2,866	2,845
Dole Food Company, Inc. (5)	11/1/2018	4.50%	L+ 3.50	1.00%	Food Products	2,513	2,509	2,502
Duff & Phelps Corporation (5)	4/23/2020	4.75%	L+ 3.75	1.00%	Capital Markets	3,421	3,423	3,356
DynCorp International Inc. (5)	7/7/2016	6.25%	L+ 4.50	1.75%	Aerospace & Defense	2,189	2,191	2,097
Electrical Components International, Inc. (5)	5/28/2021	5.75%	L+ 4.75	1.00%	Electrical Equipment	1,970	1,974	1,964
Emerald Expositions Holding, Inc. (5)	6/17/2020	4.75%	L+ 3.75	1.00%	Media	2,622	2,640	2,587
Epicor Software Corporation (5)	6/1/2022	4.75%	L+ 3.75	1.00%	Software	995	993	974
eResearchTechnology, Inc. (5)	5/8/2022	5.50%	L+ 4.50	1.00%	Life Sciences Tools & Services	995	991	978
Evergreen Acqco 1 LP (5)	7/9/2019	5.00%	L+ 3.75	1.25%	Multiline Retail	621	623	509
EWT Holdings III Corp. (5)	1/15/2021	4.75%	L+ 3.75	1.00%	Machinery	980	976	965
Expro Finservices S.à r.l. (3), (5)	9/2/2021	5.75%	L+ 4.75	1.00%	Energy Equipment & Services	1,975	1,950	1,334
Fairmount Minerals, Ltd. (5)	9/5/2019	4.50%	L+ 3.50	1.00%	Metals & Mining	2,933	2,945	1,463
Filtration Group Corporation (5)	11/23/2020	4.25%	L+ 3.25	1.00%	Industrial Conglomerates	998	998	973
Fitness International, LLC (5)	7/1/2020	5.50%	L+ 4.50	1.00%	Hotels, Restaurants & Leisure	1,288	1,279	1,194
Gates Global LLC (5)	7/6/2021	4.25%	L+ 3.25	1.00%	Machinery	1,489	1,487	1,400
Global Tel*Link Corporation (5)	5/23/2020	5.00%	L+ 3.75	1.25%	Diversified Telecommunications Services	1,685	1,662	1,239
Gruden Acquisition, Inc. (5)	8/18/2022	5.75%	L+ 4.75	1.00%	Road & Rail	333	330	320
HGIM Corp. (5)	6/18/2020	5.50%	L+ 4.50	1.00%	Marine	1,466	1,470	872
Hyland Software, Inc. (5)	7/1/2022	4.75%	L+ 3.75	1.00%	Software	2,482	2,461	2,451
Immucor, Inc. (5)	8/19/2018	5.00%	L+ 3.75	1.25%	Health Care Equipment & Supplies	985	990	940
Indra Holdings Corp. (5)	5/1/2021	5.25%	L+ 4.25	1.00%	Textiles, Apparel & Luxury Goods	1,190	1,181	1,113
Informatica Corporation (5)	8/5/2022	4.50%	L+ 3.50	1.00%	Software	1,995	1,990	1,926
Information Resources, Inc. (5)	9/30/2020	4.75%	L+ 3.75	1.00%	Professional Services	1,955	1,965	1,945
Inmar, Inc. (5)	1/27/2021	4.25%	L+ 3.25	1.00%	Commercial Services & Supplies	1,970	1,956	1,927
Ion Media Networks, Inc. (5)	12/18/2020	4.75%	L+ 3.75	1.00%	Media	1,965	1,975	1,941
IPC Corp. (5)	8/6/2021	5.50%	L+ 4.50	1.00%	Software	1,489	1,482	1,404
Jaguar Holding Company I (5)	8/18/2022	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	1,493	1,485	1,454
Jazz Acquisition, Inc. (5)	6/19/2021	4.50%	L+ 3.50	1.00%	Aerospace & Defense	1,971	1,975	1,791
Key Safety Systems, Inc. (5)	8/29/2021	4.75%	L+ 3.75	1.00%	Auto Components	1,481	1,475	1,444
Kronos Acquisition Intermediate Inc. (3), (5)	8/26/2022	6.00%	L+ 5.00	1.00%	Household Products	998	974	971
La Frontera Generation, LLC (5)	9/30/2020	4.50%	L+ 3.50	1.00%	Independent Power and Renewable Electricity Producers	1,783	1,792	1,693

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —143.8% of Net Assets
Landmark Aviation FBO Canada, Inc. (3), (5)	10/25/2019	4.75%	L+ 3.75	1.00%	Aerospace & Defense	$75	$75	$75
Landslide Holdings, Inc. (5)	2/25/2020	5.00%	L+ 4.00	1.00%	Software	983	979	963
Language Line, LLC (5)	7/7/2021	6.50%	L+ 5.50	1.00%	Commercial Services & Supplies	956	947	953
Learning Care Group (US) No. 2 Inc. (5)	5/5/2021	5.00%	L+ 4.00	1.00%	Diversified Consumer Services	1,016	1,016	1,012
Leonardo Acquisition Corp. (5)	1/29/2021	4.25%	L+ 3.25	1.00%	Internet & Catalog Retail	2,940	2,950	2,930
Life Time Fitness, Inc. (5)	6/10/2022	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	498	495	486
LM U.S. Member LLC (5)	10/25/2019	4.75%	L+ 3.75	1.00%	Aerospace & Defense	1,895	1,902	1,889
Mallinckrodt International Finance S.A. (3), (5), (7)	3/19/2021	3.25%	L+ 2.50	0.75%	Pharmaceuticals	570	532	555
Mitchell International, Inc. (5), (7)	10/13/2020	4.50%	L+ 3.50	1.00%	Software	2,401	2,411	2,283
Moneygram International, Inc. (3), (5)	3/27/2020	4.25%	L+ 3.25	1.00%	IT Services	602	571	552
National Financial Partners Corp. (5)	7/1/2020	4.50%	L+ 3.50	1.00%	Insurance	2,466	2,480	2,376
New Millennium Holdco, Inc. (5)	12/21/2020	7.50%	L+ 6.50	1.00%	Health Care Providers & Services	323	323	299
Onex Carestream Finance LP (5)	6/7/2019	5.00%	L+ 4.00	1.00%	Health Care Equipment & Supplies	1,708	1,713	1,547
Opal Acquisition, Inc. (5)	11/27/2020	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	2,934	2,917	2,453
Ortho-Clinical Diagnostics Holdings Luxembourg S.À R.L. (3), (5)	6/30/2021	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	1,970	1,968	1,682
P2 Lower Acquisition, LLC (5)	10/22/2020	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,895	1,890	1,876
Peabody Energy Corporation (3), (5)	9/24/2020	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	990	903	475
PetSmart, Inc. (5)	3/11/2022	4.25%	L+ 3.25	1.00%	Specialty Retail	995	991	971
Phillips-Medisize Corporation (5)	6/16/2021	4.75%	L+ 3.75	1.00%	Health Care Equipment & Supplies	1,208	1,207	1,181
Plaskolite, LLC (5)	11/3/2022	5.75%	L+ 4.75	1.00%	Chemicals	550	545	547
Plaze, Inc. (5)	7/31/2022	5.25%	L+ 4.25	1.00%	Chemicals	832	831	828
Presidio, Inc. (5)	2/2/2022	5.25%	L+ 4.25	1.00%	IT Services	1,340	1,340	1,311
PrimeLine Utility Services LLC (5)	11/14/2022	6.50%	L+ 5.50	1.00%	Construction & Engineering	1,000	990	993
Quikrete Holdings, Inc. (5)	9/28/2020	4.00%	L+ 3.00	1.00%	Constructions Materials	2,086	2,093	2,066
RCHP, Inc. (5)	4/23/2019	6.00%	L+ 5.00	1.00%	Health Care Providers & Services	1,970	1,957	1,947
Renaissance Learning, Inc. (5)	4/9/2021	4.50%	L+ 3.50	1.00%	Software	1,965	1,964	1,887
RGIS Services, LLC (5)	10/18/2017	5.50%	L+ 4.25	1.25%	Commercial Services & Supplies	2,931	2,923	2,089
Riverbed Technology, Inc. (5)	4/25/2022	6.00%	L+ 5.00	1.00%	Communications Equipment	993	988	990
Scientific Games International, Inc. (3), (5)	10/1/2021	6.00%	L+ 5.00	1.00%	Hotels, Restaurants & Leisure	988	979	903
Sears Roebuck Acceptance Corp. (3), (5)	6/30/2018	5.50%	L+ 4.50	1.00%	Multiline Retail	987	976	931
Securus Technologies Holdings, Inc (5)	4/30/2020	4.75%	L+ 3.50	1.25%	Diversified Telecommunications Services	1,885	1,864	1,371
Shearer's Foods, LLC (5), (7)	6/30/2021	5.25%	L+ 4.25	1.00%	Food Products	500	495	494

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —143.8% of Net Assets
Spin Holdco Inc. (5)	11/14/2019	4.25%	L+ 3.25	1.00%	Diversified Consumer Services	$2,442	$2,442	$2,352
Sterigenics-Nordion Holdings, LLC (5)	5/16/2022	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	905	896	882
STS Operating, Inc. (5)	2/12/2021	4.75%	L+ 3.75	1.00%	Trading Companies & Distributors	1,965	1,975	1,886
Surgery Center Holdings, Inc. (5)	11/3/2020	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	1,980	1,972	1,962
Syniverse Holdings, Inc. (5)	4/23/2019	4.00%	L+ 3.00	1.00%	Wireless Telecommunication Services	1,500	1,468	1,107
Thermasys Corp. (5)	5/3/2019	5.25%	L+ 4.00	1.25%	Machinery	453	454	400
TPF II Power, LLC (5)	10/2/2021	5.50%	L+ 4.50	1.00%	Independent Power and Renewable Electricity Producers	984	978	966
Travelport Finance (Luxembourg) S.à r.l. (3), (5)	9/2/2021	5.75%	L+ 4.75	1.00%	Internet Software & Services	1,980	1,960	1,943
Turbocombustor Technology, Inc. (5)	12/2/2020	5.50%	L+ 4.50	1.00%	Aerospace & Defense	3,430	3,406	3,018
Tyche Holdings, LLC (5)	11/12/2021	4.75%	L+ 3.75	1.00%	IT Services	1,832	1,827	1,820
U.S. Renal Care, Inc. (5), (7)	12/30/2022	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	500	495	497
Univision Communications Inc. (5)	3/1/2020	4.00%	L+ 3.00	1.00%	Media	1,488	1,489	1,459
USI, Inc. (5)	12/27/2019	4.25%	L+ 3.25	1.00%	Insurance	1,955	1,968	1,899
USIC Holdings, Inc. (5)	7/10/2020	4.00%	L+ 3.00	1.00%	Construction & Engineering	1,455	1,460	1,370
Weight Watchers International, Inc. (3), (5)	4/2/2020	4.00%	L+ 3.25	0.75%	Diversified Consumer Services	997	810	741
William Morris Endeavor Entertainment , LLC (5)	5/6/2021	5.25%	L+ 4.25	1.00%	Media	1,965	1,963	1,936
WP CPP Holdings, LLC (5)	12/28/2019	4.50%	L+ 3.50	1.00%	Aerospace & Defense	2,435	2,431	2,272
Total First Lien Floating Rate Loans						$182,373	$181,367	$169,580
Second Lien Floating Rate Loans —19.1% of Net Assets
Advantage Sales & Marketing Inc. (5)	7/25/2022	7.50%	L+ 6.50	1.00%	Professional Services	$1,000	$994	$902
Ameriforge Group Inc. (8)	12/21/2020	8.75%	L+ 7.50	1.25%	Energy Equipment & Services	500	489	42
Applied Systems, Inc.	1/24/2022	7.50%	L+ 6.50	1.00%	Software	980	975	912
Asurion, LLC (5)	3/3/2021	8.50%	L+ 7.50	1.00%	Commercial Services & Supplies	1,000	989	860
CAMP International Holding Company	11/29/2019	8.25%	L+ 7.25	1.00%	Transportation Infrastructure	1,000	1,000	974
Checkout Holding Corp. (5)	4/11/2022	7.75%	L+ 6.75	1.00%	Media	1,000	1,002	573
Cotiviti Corporation (5)	5/13/2022	8.00%	L+ 7.00	1.00%	Professional Services	1,250	1,240	1,236
Del Monte Foods, Inc. (3), (5)	8/18/2021	8.25%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,235
EWT Holdings III Corp.	1/15/2022	8.50%	L+ 7.50	1.00%	Machinery	1,000	996	965
Filtration Group Corporation (5)	11/22/2021	8.25%	L+ 7.25	1.00%	Industrial Conglomerates	126	125	123
Jazz Acquisition, Inc. (5)	6/19/2022	7.75%	L+ 6.75	1.00%	Aerospace & Defense	1,250	1,255	1,125
Jonah Energy LLC (5)	5/12/2021	7.50%	L+ 6.50	1.00%	Oil, Gas & Consumable Fuels	500	494	318
Landslide Holdings, Inc.	2/25/2021	8.25%	L+ 7.25	1.00%	Software	1,000	994	920
P2 Lower Acquisition, LLC	10/22/2021	9.50%	L+ 8.50	1.00%	Health Care Providers & Services	500	498	495

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans (continued) —19.1% of Net Assets
Performance Food Group, Inc. (5)	11/14/2019	6.25%	L+ 5.25	1.00%	Food & Staples Retailing	$2,038	$2,030	$2,038
Ranpak Corp. (5)	10/3/2022	8.25%	L+ 7.25	1.00%	Containers & Packaging	1,375	1,374	1,363
Road Infrastructure Investment, LLC (5)	9/30/2021	7.75%	L+ 6.75	1.00%	Chemicals	2,000	2,008	1,860
Sedgwick Claims Management Services, Inc. (5)	2/28/2022	6.75%	L+ 5.75	1.00%	Insurance	2,000	1,963	1,820
Solenis International, L.P. (5)	7/31/2022	7.75%	L+ 6.75	1.00%	Chemicals	500	498	402
TWCC Holding Corp. (5)	6/26/2020	7.00%	L+ 6.00	1.00%	Media	2,000	1,993	1,997
Tyche Holdings, LLC (5)	11/11/2022	9.00%	L+ 8.00	1.00%	IT Services	1,500	1,501	1,474
U.S. Renal Care, Inc. (5), (7)	12/29/2023	9.00%	L+ 8.00	1.00%	Health Care Providers & Services	500	490	493
WP CPP Holdings, LLC (5)	4/30/2021	8.75%	L+ 7.75	1.00%	Aerospace & Defense	493	502	448
Total Second Lien Floating Rate Loans						$25,012	$24,909	$22,575
CLO Equity —31.3% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (6)	4/15/2025	14.32%				$5,900	$4,616	$3,524
Apidos CLO XVIII, Income Notes (3), (4), (6)	7/22/2026	12.39%				2,500	1,936	1,351
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	4/17/2026	11.04%				4,750	3,947	2,612
Avery Point II CLO, Limited, Income Notes (3), (4), (6)	7/17/2025	14.09%				3,200	2,351	1,286
Babson 2015-1, Income Notes (3), (4), (6)	4/20/2027	16.32%				2,500	2,161	1,716
Blue Hill CLO, Ltd., Subordinated Notes (3), (4), (6)	1/15/2026	11.86%				5,400	4,315	1,520
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4), (6)	1/15/2026	27.45%				100	74	62
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	4/15/2027	11.90%				2,500	2,096	1,289
Carlyle Global Market Strategies CLO 2015-3, Ltd., Subordinated Notes (3), (4), (6)	7/28/2028	21.83%				3,000	2,491	2,436
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	7/23/2025	12.26%				4,675	3,595	2,296
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/2025	10.67%				2,750	2,184	1,431
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/2025	17.79%				2,500	1,676	1,205
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (6)	4/18/2026	11.21%				5,250	4,008	2,373
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/17/2025	11.31%				2,750	2,123	1,344
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4), (6)	4/18/2026	20.65%				3,750	3,045	1,474
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/2024	22.16%				1,000	728	665
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	4/15/2026	13.42%				3,000	2,557	2,133
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/2025	9.14%				3,410	2,414	1,495

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity (continued) —31.3% of Net Assets
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	1/15/2024	9.49%				$5,500	$3,924	$2,790
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	8/12/2026	10.46%				2,500	2,121	1,548
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (6)	4/18/2026	13.54%				4,000	3,237	2,304
Total CLO Equity						$70,935	$55,599	$36,854
Common Equity —0% of Net Assets
New Millennium Holdco, Inc. (9,446 shares) (5), (6)						$—	$—	$47
Total Common Equity						$—	$—	$47
Total Non-Control/Non-Affiliate Investments — 194.2% of net assets						$278,320	$261,875	$229,056
Liabilities in Excess of Other Assets — (94.2%)								(111,127)
Net Assets — 100.0%								$117,929

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of December 31, 2015. For each CLO investment we have provided the accounting yield as of December 31, 2015 determined using the effective interest method that will be applied to the current amortized cost of the investment as adjusted for credit impairments, if any, in the following quarter.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically LIBOR or PRIME, and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2015, qualifying assets represented 79% of total assets.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)	All or a portion of this position has not settled as of December 31, 2015.

(8)
Investment has been placed on non-accrual as of December 31, 2015. All subsequent cash received from investment will be used to reduce its cost basis until the investment is placed back on accrual status or the cost basis has been collected.

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

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2014, qualifying assets represented 74% of total assets.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Organization
American Capital Senior Floating, Ltd. (which is referred to as “ACSF”, “we”, “us” and “our”) was organized in February 2013 as a Maryland corporation and commenced operations on October 15, 2013. We are structured as an externally managed, non-diversified closed-end investment management company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On November 14, 2013, we formed a wholly-owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company (“ACSF Funding”).
In January 2014, we completed an initial public offering (“IPO”) of 10,000,000 shares of common stock at the public offering price of $15.00 per share for gross proceeds of $150,000. Upon completion of the IPO, we became externally managed by American Capital ACSF Management, LLC (our “Manager”), an indirect subsidiary of American Capital Asset Management, LLC (“ACAM”), which is a wholly-owned portfolio company of American Capital, Ltd. (“American Capital”). Prior to the completion of our IPO, we were wholly-owned by ACAM. Following completion of the IPO, ACAM owned approximately 3% of our outstanding common stock, the maximum amount permissible under the 1940 Act. In conjunction with the IPO, our Manager paid the underwriting commissions of $7,952. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF”. We have elected to be treated as a BDC under the 1940 Act and to be taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Investment Objective
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”), which are commonly referred to as leveraged loans. We also invest in equity tranches of collateralized loan obligations (“CLOs”), which are securitized vehicles collateralized primarily by SFRLs, and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us.
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
Investment Classification
As required by the 1940 Act, investments are classified by level of control. “Control Investments” are defined as investments in portfolio companies that we are deemed to control, as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.

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
As of December 31, 2015 and 2014, all of our investments were Non-Control/Non-Affiliate investments.
Securities Transactions
Securities transactions are recorded on the trade date. The trade date for loans purchased in the “primary market” is considered the date on which the loan allocations are determined. The trade date for loans and other investments purchased in the “secondary market” is the date on which the transaction is entered into. The trade date for primary CLO equity transactions and any other security transaction entered outside conventional channels is the date we have determined all material terms have been defined for the transaction and have obtained a right to demand the securities purchased or collect the proceeds of a sale and incur an obligation to pay the price of the securities purchased or to deliver the securities sold, respectively. Cost is determined based on consideration given, adjusted for amortization of original issuance discounts (“OID”), market discounts and premiums.
Realized Gain or Loss and Unrealized Appreciation or Depreciation
Realized gain or loss from an investment is recorded at the time of disposition and calculated using the weighted average cost method. Unrealized appreciation or depreciation reflects the changes in fair value of investments as determined in compliance with the valuation policy as discussed in Note 6 to our audited consolidated financial statements included in this Annual Report on Form 10-K.
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
ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or provision in the current year. Determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the 12 months from December 31, 2015.
To the extent we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2015 we had one loan on non-accrual status and, as of December 31, 2014, we had no loans on non-accrual status.
Interest income on CLO equity investments is recognized using the effective interest method as required by FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and our cost basis. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates. During the year ended December 31, 2015, we recorded $4.0 million in credit loss write downs to current amortized cost basis on five CLO equity investments.
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
Offering Costs
Offering costs consist of fees and expenses incurred in connection with the issuance of common stock including legal, accounting, printing and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction to offering proceeds when the offering becomes effective. There were $0, $844 and $0 of offering costs charged to capital during the years ended December 31, 2015, 2014 and the period ended December 31, 2013, respectively. The underwriting commissions associated with our IPO in January 2014 were paid for by our Manager and were not reflected as a reduction to capital at the time of the IPO.
Distributions to Stockholders
Distributions to stockholders are recorded on the ex-dividend date.
Other General and Administrative Expenses
Other general and administrative expenses include audit and tax, professional fees, board of directors' fees, rent, IT system costs, custody, transfer agent and other operating expenses. Expenses are recognized on an accrual basis.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to U.S. Securities and Exchange Commission (“SEC”) Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU 2015-15”), which codifies existing practice and the SEC staff position on the presentation and subsequent measurement of debt issuance costs related to line-of-credit (“LOC”) arrangements and provides that such costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the LOC arrangement, regardless of whether there are any outstanding borrowings on the LOC arrangement. An entity is required to apply the guidance in ASU 2015-03 on a retrospective basis such that the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle including the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). ASU

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We do not believe the adoption of ASU 2015-03 and ASU 2015-15 will have a material impact on our consolidated financial statements.
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
Note 3. Management Agreement
Our management agreement with our Manager, has a current renewal term expiring January 15, 2017. Under the management agreement, our Manager has agreed to provide investment advisory services to us, in addition to providing personnel, facilities and additional services necessary for our operations. Unless terminated earlier, the management agreement will automatically renew following the expiration of its current term for successive one year periods if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case if also approved by a majority of our directors who are not “Interested Persons” as defined under the 1940 Act. Our Board of Directors and a majority of our directors who are not “Interested Persons”, as defined under the 1940 Act, have approved a renewal of the management agreement until January 15, 2017 and, subject to stockholder approval, an amendment and restatement of the management agreement, as described below.
Pursuant to the management agreement, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO (the “Expense Cap”). Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this Expense Cap, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the Expense Cap. Our Manager has agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us necessary for our operations that are not required to be provided by our Manager under the management agreement and (iii) make certain other immaterial changes. Following the expiration of the Expense Cap, there are no limits on the reimbursement to our Manager or its affiliates of such expenses related to our operations. For the years ended December 31, 2015, 2014 and period ended December 31, 2013, our Manager was responsible for $899, $1,001 and $0, respectively, of operating expenses as a result of the Expense Cap.
Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. The management fee is prorated for any partial period and totaled $2,236, $2,186 and $0 for the years ended December 31, 2015, 2014 and the period ended December 31, 2013, respectively.
Since our Manager has no employees, it has entered into an administrative agreement with both its parent and American Capital pursuant to which our Manager will be provided with personnel, services and resources necessary for our Manager to perform its obligations under the management agreement as well as provide certain additional services.
Note 4. Related Party Transactions
Administrative Services Agreement and Management Agreement
Our Manager has entered into an administrative services agreement whereby our Manager has agreed to reimburse American Capital and its affiliates for certain expenses incurred on our behalf. Pursuant to our management agreement, we are responsible for reimbursing our Manager, American Capital and its affiliates for expenses incurred on our behalf, excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or its affiliates who

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. In addition, our Manager or one of its affiliates may pay for or incur certain expenses and then allocate these expenses to us. For the years ended December 31, 2015, 2014 and the period ended December 31, 2013 we recognized $937, $970 and $48, respectively, of expenses that are reimbursable to our Manager and its affiliates. Refer to Note 3 to our audited consolidated financial statements included in this Annual Report on Form 10-K for additional information on the management agreement.
Securities Transactions
We may, from time to time, purchase securities from, or sell securities to affiliates of our Manager at fair market value on the trade date. During the years ended December 31, 2015, 2014 and the period ended December 31, 2013, total proceeds from sales to affiliates were $0, $20,521 and $0, respectively.
Note 5. Net (Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2015 and 2014:

	2015	2014
Numerator—Net (Loss) Earnings	$(14,665)	$3,789
Denominator—weighted average shares (1)	10,000,100	10,000,100
Net (Loss) Earnings per share	$(1.47)	$0.38

(1)	Assumes the 10,000,000 common shares issued in our IPO on January 22, 2014 were issued on January 1, 2014.
Net earnings per share for the period ended December 31, 2013 is considered not meaningful.
Note 6. Investments
We value our investments at fair value in accordance with the 1940 Act and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the investments to be different than the valuations currently assigned.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

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
The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$169,580	$—	$169,580	$—
Second lien floating rate loans	22,575	—	22,216	359
CLO equity	36,854	—	—	36,854
Equity	47	—	—	47
Total Investments	$229,056	$—	$191,796	$37,260

	December 31, 2014
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$194,952	$—	$189,274	$5,678
Second lien floating rate loans	29,841	—	26,601	3,240
CLO equity	51,577	—	—	51,577
Total Investments	$276,370	$—	$215,875	$60,495

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2015 as well as the portion of net unrealized appreciation (depreciation) for the year ended December 31, 2015 related to those assets still held as of December 31, 2015:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Total
Beginning Balance – December 31, 2014	$5,678	$3,240	$51,577	$—	$60,495
Purchases	—	—	10,636	—	10,636
Sales	—	—	(2,282)	—	(2,282)
Repayments (1)	(11)	(11)	(13,626)	—	(13,648)
Amortization of discount/premium (2)	2	—	7,330	—	7,332
Transfers out (3)	(6,892)	(3,240)	—	—	(10,132)
Transfers in (3)	1,249	898	—	—	2,147
Realized gains, net	—	—	278	—	278
Net unrealized appreciation (depreciation)	(26)	(528)	(17,059)	47	(17,566)
Ending Balance – December 31, 2015	$—	$359	$36,854	$47	$37,260
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held as of December 31, 2015	$—	$(557)	$(16,844)	$47	$(17,354)

(1)	Includes total cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments.

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

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2014 as well as the portion of net unrealized depreciation for the year ended December 31, 2014 related to those assets still held as of December 31, 2014:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Total
Beginning Balance – December 31, 2013	$36,257	$3,536	$30,172	$69,965
Purchases	10,247	7,924	26,697	44,868
Sales	(12,538)	(3,507)	—	(16,045)
Repayments (1)	(4,351)	—	(9,113)	(13,464)
Amortization of discount/premium (2)	7	3	5,501	5,511
Transfers out (3)	(34,776)	(6,531)	—	(41,307)
Transfers in (3)	10,951	1,944	—	12,895
Realized gains, net	133	36	—	169
Net unrealized depreciation	(252)	(165)	(1,680)	(2,097)
Ending Balance – December 31, 2014	$5,678	$3,240	$51,577	$60,495
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held as of December 31, 2014	$(229)	$(280)	$(1,680)	$(2,189)

(1)	Includes total cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of December 31, 2015:

				Range
	Fair Value as of December 31, 2015	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
Second lien floating rate loans	$359	Third-party vendor pricing service	Bid/Ask	8	64	57
CLO equity	36,854	Discounted Cash Flow	Discount rate Prepayment rate Default rate	16.5% 30.0% 1.5%	29.0% 33.3% 1.7%	21.3% 30.2% 1.6%
Equity	47	Third-party vendor pricing service	Bid/Ask	5	5	5
Total	$37,260
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
The significant unobservable inputs used in the fair value measurement of CLO equity include the default and prepayment rates used to establish projected cash flows and the discount rate applied in the valuation models to those projected cash flows. An increase in any one of these individual inputs in isolation would likely result in a decrease to fair value. However, given the interrelationship between these inputs, overall market conditions would likely have a more significant impact on our Level 3 fair values than changes in any one unobservable input. Our maximum exposure to loss due to credit risk is their fair value.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

We use the Global Industry Classification Standard (“GICS®”) for classifying the industry groupings of our SFRL investments. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total Senior Floating Rate Loans as of December 31, 2015 and 2014 . The investments in CLOs are excluded from the table below.

	December 31, 2015	December 31, 2014
Software	11.6%	7.3%
Health Care Providers & Services	9.2%	9.9%
Media	7.7%	7.7%
Aerospace & Defense	6.6%	7.4%
Insurance	5.2%	4.1%
Commercial Services & Supplies	4.6%	5.0%
Hotels, Restaurants & Leisure	3.7%	6.7%
Professional Services	2.7%	2.5%
IT Services	2.7%	1.0%
Capital Markets	2.6%	1.5%
Containers & Packaging	2.4%	2.9%
Diversified Consumer Services	2.4%	2.0%
Food & Staples Retailing	2.3%	2.4%
Chemicals	2.2%	1.8%
Food Products	2.2%	2.2%
Machinery	1.9%	2.3%
Health Care Equipment & Supplies	1.9%	3.3%
Life Sciences Tools & Services	1.7%	2.5%
Textiles, Apparel & Luxury Goods	1.7%	1.8%
Internet & Catalog Retail	1.5%	1.3%
Communications Equipment	1.5%	—%
Transportation Infrastructure	1.5%	1.3%
Trading Companies & Distributors	1.5%	1.3%
Independent Power and Renewable Electricity Producers	1.4%	2.2%
Diversified Telecommunications Services	1.4%	1.6%
Technology Hardware, Storage & Peripherals	1.3%	—%
Construction & Engineering	1.2%	0.6%
Building Products	1.1%	1.3%
Constructions Materials	1.1%	1.2%
Diversified Financial Services	1.0%	—%
Electrical Equipment	1.0%	0.9%
Internet Software & Services	1.0%	0.9%
Pharmaceuticals	0.8%	1.0%
Metals & Mining	0.8%	2.5%
Other	6.6%	9.6%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

Note 7. Debt
Revolving Credit Facility
On October 15, 2013, we entered into a revolving credit facility with ACAM (the “ACAM Facility”) which provided up to $200,000 to finance eligible investments, working capital expenses and general corporate requirements (comprised of Loan A and Loan B). Under the ACAM Facility, we were able to draw up to $180,000 under Loan A and up to $20,000 under Loan B at any one time. Any amounts drawn on Loan A had a fixed interest rate of 4.75% per annum and any amounts drawn on Loan B had a fixed interest rate of 7.25% per annum, with all interest paid upon maturity of the ACAM Facility. The ACAM Facility matured on the closing date of our IPO. On January 22, 2014, we repaid the ACAM Facility in full plus accrued interest and terminated it. For the years ended December 31, 2015, 2014 and the period ended December 31, 2013, we incurred interest expense of $0, $568 and $943 on the ACAM Facility, respectively.
Secured Revolving Credit Facility
On October 29, 2015, ACSF Funding amended and restated its secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) to extend the maturity date from December 18, 2015 to December 18, 2018, to decrease the commitment amount from $140,000 to $135,000 and eliminate the commitment fee rate when the facility is at least 90% utilized. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of December 31, 2015 and 2014 , the fair value of the assets pledged as collateral in ACSF Funding were $187,895 and $220,421, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended. Following the amendment to the Credit Facility on October 29, 2015, if ACSF Funding terminates the commitment amount in whole or in part prior to December 18, 2017, ACSF Funding will be required to pay a make-whole fee equal to the sum of the present values of all future spread amounts that would have been payable in respect of the total commitments (or terminated portion thereof) during the period from the termination date through December 18, 2017.
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
As of December 31, 2015, there was $110,200 outstanding under the Credit Facility which had a fair value of $110,200 and an interest rate of 2.02%. As of December 31, 2014, there was $130,000 outstanding under the Credit Facility which had a fair value of $130,000 and an interest rate of 1.96%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of December 31, 2015, ACSF Funding was in compliance with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.
For the year ended December 31, 2015, we incurred interest expense and commitment fees of $2,517 and $112, respectively, on the Credit Facility. For the year ended December 31, 2014, we incurred interest expense and commitment fees of $2,433 and $54, respectively, on the Credit Facility.
Note 8. Taxes
Tax Sharing Agreement
For the period prior to our IPO, during which we were treated as a taxable corporation under Subchapter C of the Code (“C corporation”) for tax purposes, we had a tax sharing agreement with American Capital and other members of its consolidated tax group, under which such members bore their full share of their individual tax obligation and members were compensated for their losses and other tax benefits that were able to be used by other members of the consolidated tax group based on their pro-forma stand-alone federal income tax return. For the years ended December 31, 2015, 2014 and the period ended December 31, 2013, we recognized $(24), $279 and $803, respectively, of federal and state tax expense related to our operations prior to our IPO.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

We have applied for retroactive relief under IRC Section 9100 to make a “deemed sale election” whereby we will treat our net unrealized gains (“Net Built-in Gain”) on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. We anticipate the IRS will grant this relief, and we have therefore treated the Net Built-in Gain on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. The federal estimated tax sharing payment that we owed to American Capital attributed to our Net Built-in Gain was $563. The entire amount was treated as a deemed capital contribution to us.
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must meet certain annual distribution requirements, source of income tests and asset diversification rules. We were in compliance with the RIC requirements as of December 31, 2015.
As of December 31, 2015, we had approximately $6,358, or $0.64 per share, of estimated undistributed taxable income. We intend to distribute sufficient dividends, including dividends declared prior to the timely filing of our 2015 tax return and distributed by December 31, 2016, to eliminate our current year taxable income. As a result, no income tax provision has been provided in the financial statements other than the excise tax discussed below.
As a RIC, we are subject to a nondeductible U.S. federal excise tax of 4% on our undistributed “ordinary income” and “capital gain net income” (each as defined below) unless for each calendar year we distribute an amount equal to or greater than the sum of (a) 98% of our “ordinary income” (generally, our taxable income excluding net short-term and net long-term capital gains or losses for the calendar year), (b) 98.2% of our “capital gain net income” (including both net short-term and net long-term capital gains or losses) realized, subject to certain modifications, for the 12-month period ending October 31 of such calendar year, and (c) any income recognized, but not distributed, in the preceding years. For the year ended December 31, 2015 and 2014, we accrued federal excise tax of $240 and $80, respectively.
Income determined under GAAP differs from income determined under tax because of both temporary and permanent differences in income and expense recognition, including (i) unrealized gains and losses associated with debt investments marked to fair value for GAAP but excluded from taxable income until realized or settled, (ii) differences arising due to the taxation of CLO equity investments, (iii) premium amortization and gain adjustments attributed to built-in gain recognized prior to the date of IPO for tax purposes and (iv) capital losses in excess of capital gains earned in a tax year do not reduce current year taxable income, and generally will be carried forward to offset future capital gains.
GAAP/tax difference items that are permanent in nature are reclassified into paid-in capital. The following table provides the amount of reclassifications related to the permanent items for the tax year ended December 31, 2015 and 2014:

	2015	2014
Increase in undistributed net investment income	$356	$49
Decrease in accumulated net realized loss	(140)	(1,549)
(Decrease) increase in paid-in capital	$(216)	$1,500
Under current law, net capital losses incurred by us during the current year and any future years can be carried forward indefinitely until they are utilized subject to certain loss limitation rules. As of December 31, 2015, we have estimated net short term and long term capital loss carry forwards of $370 and $473, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

As of December 31, 2015 and 2014, the components of tax basis undistributed earnings were as follows:

	2015	2014
Undistributed ordinary income	$6,358	$1,997
Undistributed long-term capital gains	—	—
Capital loss carry forwards	(843)	(689)
Net unrealized depreciation	(38,561)	(8,273)
Other temporary differences	(29)	(32)
Accumulated tax basis deficit	$(33,075)	$(6,997)
The unrealized appreciation (depreciation) on our investments in securities for federal income tax purposes as of December 31, 2015 and 2014 was as follows:

	2015	2014
Gross unrealized appreciation	$110	$182
Gross unrealized depreciation	(38,671)	(8,455)
Tax basis net unrealized depreciation	$(38,561)	$(8,273)

Tax basis of investments	$267,617	$284,643
The tax character of distributions paid during the year ended December 31, 2015 and 2014 was as follows:

	2015	2014
Ordinary income	$11,630	$10,300
Long-term capital gains	$—	$—
Return of capital	$—	$—
We identify our major tax jurisdictions as federal and Maryland. During the period in which we were taxable as a C corporation, we were part of American Capital’s federal consolidated tax group, including its federal tax fiscal year ending September 30, 2015, which remains subject to examination by the Internal Revenue Service (“IRS”).
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

Note 9. Consolidated Financial Highlights

	Year Ended December 31,
	2015	2014
Per Share Data (1):
Net asset value, beginning of period (2)	$14.42	$15.00
Net investment income	1.27	1.09
Net loss on investments	(2.74)	(0.71)
Net (Loss) Earnings	(1.47)	0.38
Capital contribution (3)	—	0.06
Accretion (4)	—	0.09
Offering costs related to public offering	—	(0.08)
Distributions to stockholders	(1.16)	(1.03)
Net asset value, end of period	$11.79	$14.42
Per share market value, end of period	$9.83	$12.11
Total return based on market value (5)	(10.75)%	(12.90)%
Total return based on net asset value (5)	(10.10)%	3.73%
Ratios to Average Net Assets:
Net investment income	9.05%	7.54%
Operating expenses (6)	2.40%	2.30%
Interest and related expenses	2.12%	2.39%
Total expenses (6)	4.52%	4.69%
Supplemental Data:
Net assets, end of period	$117,929	$144,235
Shares outstanding, end of period	10,000,100	10,000,100
Average debt outstanding	$124,434	$130,984
Asset coverage per unit, end of period (7)	$2,071	$2,109
Portfolio turnover ratio	40.67%	53.80%

(1)
Per share data for the year ended December 31, 2014 presumes the issuance of 10 million shares of common stock on January 1, 2014 that were issued in the IPO which closed on January 22, 2014. There was no established public trading market for the stock prior to the pricing of the IPO.

(2)	The IPO price of $15.00 per share was used as the net asset value, beginning of period for the year ended December 31, 2014.

(3)
Capital contribution from our Manager for $574 of federal taxes due on the Net Built-in Gain on investments as a result of tax conversion to a RIC at the time of the IPO was treated as a deemed contribution for the year ended December 31, 2014 and $(11), which rounds to zero, was treated as a deemed distribution for the year ended December 31, 2015.

(4)
The IPO issuance price of $15.00 per share was below the net asset value per share as of January 22, 2014. The amount reflects the immediate benefit to common stockholders at the time of the IPO for results of operations in 2013.

(5)
Total return is based on the change in market price or net asset value per share and takes into account distributions reinvested in accordance with the dividend reinvestment and stock purchase plan. The IPO price of $15.00 per share was used as the starting value for the total return for the year ended December 31, 2014.

(6)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.04% and 5.16%, respectively, prior to the Expense Cap for the year ended December 31, 2015. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 2.99% and 5.38%, respectively, prior to the Expense Cap for the year ended December 31, 2014.

(7)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

The following is a schedule of financial highlights for the period from October 15, 2013 (commencement of operations) to December 31, 2013:

Total return (1)	101,530%
Net investment income to average net assets (2)	209%
Expenses to average net assets (2)	745%

(1)	Total return is not annualized.

(2)	Recurring income and expense items are annualized, one-time expenses such as organizational costs are not annualized.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

Note 10. Capital Transactions
The following table details the common share transactions that occurred during the years ended December 31, 2015 and 2014:

	2015		2014
	Shares	Amount (1)	Shares	Amount
Common shares outstanding - beginning of period	10,000,100	$151,231	100	$1
Common shares issued in connection with initial public offering	—	—	10,000,000	150,000
Offering costs	—	—	—	(844)
(Distribution) Contribution for taxes waived	—	(11)	—	574
Permanent differences reclassified (see Note 8)	—	11	—	1,500
Common shares outstanding - end of period	10,000,100	$151,231	10,000,100	$151,231

(1)	Includes amount reflected in common stock, par value and paid-in capital in excess of par.

Offering costs associated with the IPO totaled $844 and were recorded as a reduction of the proceeds from the sale of common shares. In connection with the IPO, the underwriters received an underwriting discount and commission (sales load) of $7,952 that was paid by our Manager.
The table below details the distributions to stockholders declared on our shares of common stock since the completion of our IPO:

Quarterly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.18	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.28	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.28	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.29	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.29	$2,900

Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
November 2, 2015	November 18, 2015	November 20, 2015	December 2, 2015	$0.097	$970
November 2, 2015	December 22, 2015	December 24, 2015	January 5, 2016	$0.097	$970
November 2, 2015	January 20, 2016	January 22, 2016	February 2, 2016	$0.097	$970
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
Inception to Date Total				$2.581	$25,810
Note 11. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of December 31, 2015and 2014.
We did not engage in any off-balance sheet activities as of December 31, 2015 and 2014.
Note 12. Selected Quarterly Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Gain (Loss) on Investments		Earnings (Loss)
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2015	$4,637	$0.46	$3,066	$0.31	$(17,483)	$(1.75)	$(14,417)	$(1.44)
September 30, 2015	$4,987	$0.50	$3,344	$0.33	$(10,542)	$(1.05)	$(7,198)	$(0.72)
June 30, 2015	$4,880	$0.49	$3,220	$0.32	$(61)	$(0.01)	$3,159	$0.31
March 31, 2015	$4,741	$0.47	$3,060	$0.31	$731	$0.07	$3,791	$0.38

December 31, 2014	$4,832	$0.48	$3,112	$0.31	$(4,538)	$(0.45)	$(1,426)	$(0.14)
September 30, 2014	$4,554	$0.46	$2,893	$0.29	$(2,647)	$(0.26)	$246	$0.02
June 30, 2014	$4,590	$0.46	$2,927	$0.29	$(78)	$(0.01)	$2,849	$0.28
March 31, 2014	$3,797	$0.38	$1,927	$0.19	$193	$0.02	$2,120	$0.21

December 31, 2013*	$1,572	n/a	$246	n/a	$769	n/a	$1,016	n/a

*	For the period October 15, 2013 (commencement of operations) to December 31, 2013
Note 13. Subsequent Event
On February 8, 2016, we declared a monthly cash distribution to stockholders of $0.097 per share for each of February, March and April 2016, respectively. The monthly cash distributions will be paid to common stockholders of record as set forth in the table below:

	Distribution per Share	Record Date	Ex-Dividend Date	Payment Date
February 2016	$0.097	February 19, 2016	February 17, 2016	March 2, 2016
March 2016	$0.097	March 23, 2016	March 21, 2016	April 4, 2016
April 2016	$0.097	April 21, 2016	April 19, 2016	May 3, 2016

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Management's Report on Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting is included in “Item 8.—Financial Statements and Supplementary Data.”
Attestation Report of Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference to the information provided in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “BOARD AND GOVERNANCE MATTERS”, “EXECUTIVE OFFICERS”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CERTAIN TRANSACTIONS WITH RELATED PERSONS.”

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference to the information provided in the 2016 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION”, “COMPENSATION DISCUSSION AND ANALYSIS”, “REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE” AND “COMPENSATION, CORPORATE GOVERNANCE AND NOMINATING COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference to the information provided in the 2016 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference to the information provided in the 2016 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and “PROPOSAL 1: ELECTION OF DIRECTORS.”

Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference to the information provided in the 2016 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, under the heading “PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT.”

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

*10.3
Amended and Restated Credit Agreement, dated as of October 29, 2015, among ACSF Funding I, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 2.k.2 of Amendment No. 2 to Form N-2 (Registration Statement No. 333-205463), filed November 3, 2015.

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

12	Computation of Earnings to Fixed Charges, filed herewith

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	March 15, 2016	By:	/s/ John R. Erickson
John R. Erickson Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Malon Wilkus	Director, Chair of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
Malon Wilkus

/s/ John R. Erickson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016
John R. Erickson

*	Director	March 15, 2016
Phyllis R. Caldwell

*	Director	March 15, 2016
Gil Crawford

*	Director	March 15, 2016
Larry K. Harvey

*	Director	March 15, 2016
Stan Lundine

* By: /s/ John R. Erickson
John R. Erickson
Attorney-in-fact