Form 10-K/A
period 2015-12-31
American Capital Senior Floating, Ltd.
filed 2016-04-29
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 was $121,507,019 based upon a closing price of the registrant's common stock of $12.65 per share as reported on the NASDAQ Global Select Market on that date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. The registrant had 10,000,100 shares of common stock outstanding as of April 15, 2016.

Documents Incorporated by Reference: Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

EXPLANATORY NOTE
On March 15, 2016, American Capital Senior Floating, Ltd. (“ACSF,” the “Company,” “we” and “us”) filed its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.
This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services). In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A contains new certifications by our chief executive officer and our chief financial officer, filed as exhibits hereto. Because this Form 10–K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
This Amendment on Form 10-K/A is not intended to revise any other information presented in the Original Filing, which remains unchanged, has not been updated to reflect events occurring subsequent to the original filing date. This Amendment speaks as of the date of the Original Filing, except for certain certifications, which speak as of their respective dates and the filing date of this Amendment. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
Pursuant to our charter (our “Charter”) and Amended and Restated Bylaws (our “Bylaws”), common stockholders elect each of the members of the board of directors (our “Board of Directors”) annually. We believe that all of our directors possess the personal and professional qualifications necessary to serve as a member of our Board of Directors. Our directors have been evaluated by the Compensation and Corporate Governance Committee pursuant to its guidelines and the determination was made that each of them fulfills and exceeds the qualities that we look for in members of our Board of Directors. Other than Messrs. Wilkus and Lundine, each of the directors is independent as defined in the NASDAQ rules and is not an “Interested Person,” as defined in the Investment Company Act of 1940, as amended (the “1940 Act”).
The information set forth below is as of April 15, 2016, with respect to each of our directors.
Interested Directors

MALON WILKUS*, 64
Director Since: 2013 Board Committees: • None
Professional Experience:
Mr. Wilkus has served as our Chair and Chief Executive Officer and as the Chief Executive Officer of our manager (our “Manager”) since our incorporation in February 2013. Mr. Wilkus has also served as the Chief Executive Officer of American Capital CLO Management, LLC, the external manager of each of ACAS CLO 2007-1, Ltd., ACAS CLO 2012-1, Ltd., ACAS CLO 2013-1, Ltd., ACAS CLO 2013-2, Ltd., ACAS CLO 2014-1, Ltd., ACAS CLO 2014-2, Ltd., ACAS CLO 2015-1, Ltd. and ACAS CLO 2015-2, Ltd., which also invest in first lien and second lien floating rate loans principally to large-market U.S.-based companies (“Senior Floating Rate Loans”), since July 2013. In addition, Mr. Wilkus is Chief Executive Officer of ACSF Funding I, LLC, which invests in Senior Floating Rate Loans, and of American Capital Leveraged Finance Management, LLC, the ultimate general partner of American Capital CLO Fund I, LP, which invests in CLO equity. Mr. Wilkus founded American Capital, Ltd. (NASDAQ:ACAS) (“American Capital”), the indirect owner of our Manager, in 1986 and has served as its Chief Executive Officer and Chairman of the Board of Directors since that time, except for the period from 1997 to 1998 during which he served as Chief Executive Officer and Vice Chairman of the Board of Directors. He also served as President of American Capital from 2001 to 2008 and from 1986 to 1999. Mr. Wilkus has been the Chairman of European Capital Limited, a European private equity and mezzanine fund, since its formation in 2005. In addition, Mr. Wilkus is the Chief Executive Officer and President of American Capital Asset Management, LLC, the asset fund management portfolio company of American Capital and the owner of the parent company of our Manager. He has also served on the board of directors of over a dozen middle-market companies in various industries. Mr. Wilkus also served as the Chair and Chief Executive Officer of each of American Capital Agency Corp. (NASDAQ: AGNC) from January 2008 through March 2016 and American Capital Mortgage Investment Corp. (NASDAQ: MTGE) from March 2011 through March 2016.

Director Qualifications:
Mr. Wilkus’ extensive board and senior executive experience investing in and managing private and public investment vehicles, and his financial expertise and deep knowledge of our business as our Chief Executive Officer strengthen our Board’s collective qualifications, skills, experience and viewpoints.

STAN LUNDINE*, 77
Professional Experience:
Mr. Lundine is a former U.S. Congressman and retired attorney and hospital executive. From 1995 to 2008, he served as Of Counsel to the law firm of Sotir and Goldman and as Executive Director of the Chautauqua County Health Network, a consortium of four hospitals. He was also President of the Chautauqua Integrated Delivery System, Inc., a for-profit physician/hospital organization. From 1987 to 1994, Mr. Lundine served as Lieutenant Governor of New York and chairman of several boards and councils. From 1976 until 1987, Mr. Lundine was a Member of Congress serving on the Banking Committee and the Committee on Science and Technology. From 1970 until his election to Congress, Mr. Lundine was Mayor of Jamestown, NY and an executive or board member of various governmental entities and institutions. Mr. Lundine currently serves on the board of directors of American Capital, Ltd. (NASDAQ: ACAS) and has served on the boards of numerous other private and non-profit companies.

Director Qualifications:
Mr. Lundine’s extensive legal, board and government service and his experience with corporate governance and executive compensation matters strengthen our Board’s collective qualifications, skills, experience and viewpoints.
Director Since: 2014 Board Committees: • None

Disinterested Directors

PHYLLIS R. CALDWELL, 56
Professional Experience:
Ms. Caldwell is Chair of the Board of Directors of Ocwen Financial Corporation (NYSE: OCN). She is also founder and managing member of Wroxton Civic Ventures LLC, which provides advisory services on various financial, housing and economic development matters, and she is a former commercial bank executive. Ms. Caldwell was also a senior official at the U.S. Department of the Treasury, responsible for oversight of the U.S. housing market stabilization, economic recovery and foreclosure prevention initiatives established through the Troubled Asset Relief Program, from 2009 to 2011. From 2007 to 2009, Ms. Caldwell was the President of the Washington Area Women’s Foundation. Ms. Caldwell retired from Bank of America in 2007, after working for twenty years in various leadership positions in real estate and affordable housing finance. During her tenure at Bank of America, Ms. Caldwell also managed the bank’s investments in community banks, loan funds and small business venture funds. Ms. Caldwell also serves on the board of directors of City First Bank of DC and has served on the boards of numerous non-profit organizations engaged in housing and community development finance.

Director Qualifications:
Ms. Caldwell’s extensive experience in banking and finance strengthen our Board’s collective qualifications, skills, experience and viewpoints.
Director Since: 2014 Board Committees: • Audit and Compliance • Compensation and Corporate Governance (Chair)

GIL CRAWFORD, 58
Director Since: 2014 Board Committees: • Audit and Compliance • Compensation and Corporate Governance
Professional Experience:
Mr. Crawford has spent his career working with finance institutions across the globe on various capital markets transactions. Since co-founding MicroVest Capital Management, LLC in 2003, Mr. Crawford has served as its Chief Executive Officer, responsible for leading MicroVest’s investment operations and strategy. From 2000 to 2002, Mr. Crawford was a Senior Investment Officer in the Latin American Financial Markets Division of the International Finance Corporation. From 1991 to 2000, Mr. Crawford was the founder and Executive Director of Seed Capital Development Fund, Ltd., a U.S. based firm involved in capitalizing start-up institutions primarily in Latin America, Asia and Africa. Mr. Crawford has also served on the boards of several emerging market financial institutions, including Ecuador, Tunisia, Mongolia and Peru.

Director Qualifications:
Mr. Crawford’s extensive finance and capital markets experience strengthen our Board’s collective qualifications, skills, experience and viewpoints.

LARRY K. HARVEY, 51
Director Since: 2014 Board Committees: • Audit and Compliance (Chair) • Compensation and Corporate Governance
Professional Experience:
Mr. Harvey has served as Chief Financial Officer of Playa Hotels & Resorts B.V. since April 2015. From 2007 to 2013, he served as Executive Vice President and Chief Financial Officer of Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”) and served as its Treasurer from 2007 to 2010. From 2006 to 2007, Mr. Harvey served as Senior Vice President, Chief Accounting Officer of Host and from 2003 to 2006, he served as Host’s Senior Vice President and Corporate Controller. Prior to rejoining Host in 2003, he served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation. Prior to that, Mr. Harvey was Host’s Vice President of Corporate Accounting, before the spin-off of Crestline in 1998. Mr. Harvey also serves on the board of directors of American Capital Agency Corp. (NASDAQ: AGNC) and American Capital Mortgage Investment Corp. (NASDAQ: MTGE). Our Board of Directors has determined that Mr. Harvey is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”)).

Director Qualifications:
Mr. Harvey’s public company accounting, finance and risk management expertise, including his extensive experience as a senior executive responsible for the preparation of financial statements, strengthens our Board’s collective qualifications, skills, experience and viewpoints.

* Director who is an “Interested Person” as defined in Section 2(a)(19) of the 1940 Act. Each of Mr. Wilkus and Mr. Lundine is an Interested Person because each is an affiliate of our Manager.
EXECUTIVE OFFICERS

Set forth below is certain information about each executive officer as of April 15, 2016.

MALON WILKUS, 64 Chair and Chief Executive Officer

Mr. Wilkus has served as our Chair and Chief Executive Officer since our incorporation in February 2013 and as Chief Executive Officer of our Manager since February 2013. Further information about Mr. Wilkus may be found under “PART III—Item 10. Directors, Executive Officers and Corporate Govenance—DIRECTORS” in this Form 10-K/A.

MARK PELLETIER, 51 President and Chief Investment Officer

Mr. Pelletier has served as our President and Chief Investment Officer and President of our Manager since July 2013, and he previously served as a Senior Vice President of our Manager from February 2013 until July 2013. Mr. Pelletier has primary oversight for all of our investments and has over 25 years of investment experience. Mr. Pelletier is also the President of American Capital CLO Management, LLC, the external manager of each of ACAS CLO 2007-1, Ltd., ACAS CLO 2012-1, Ltd., ACAS CLO 2013-1, Ltd., ACAS CLO 2013-2, Ltd., ACAS CLO 2014-1, Ltd., ACAS CLO 2014-2, Ltd., ACAS CLO 2015-1, Ltd. and ACAS CLO

2015-2, Ltd., which also invest in Senior Floating Rate Loans. In addition, Mr. Pelletier is President of ACSF Funding I, LLC, which invests in Senior Floating Rate Loans, and of American Capital Leveraged Finance Management, LLC, the ultimate general partner of American Capital CLO Fund I, LP, which invests in CLO equity. Mr. Pelletier served as a Senior Vice President and Managing Director of American Capital from 2005 through 2013. Prior to joining American Capital, Mr. Pelletier served as a senior portfolio manager and analyst for Flagship Capital Management, Inc. where he covered the commercial, industrial and technology sectors. Flagship Capital was part of the asset management arm of Bank of America, and focused on managing approximately $3 billion in Senior Floating Rate Loans across seven CLO portfolios. Mr. Pelletier was a founding member of Flagship Capital, which commenced operations during 2000.

JOHN R. ERICKSON, 56 Executive Vice President, Chief Financial Officer and Assistant Secretary

Mr. Erickson has served as our Executive Vice President, Chief Financial Officer and Assistant Secretary and as Executive Vice President and Treasurer of our Manager since February 2013. Mr. Erickson is also the Executive Vice President and Treasurer of American Capital CLO Management, LLC, the external manager of each of ACAS CLO 2007-1, Ltd., ACAS CLO 2012-1, Ltd., ACAS CLO 2013-1, Ltd., ACAS CLO 2013-2, Ltd., ACAS CLO 2014-1, Ltd., ACAS CLO 2014-2, Ltd., ACAS CLO 2015-1, Ltd. and ACAS CLO 2015-2, Ltd., which also invest in Senior Floating Rate Loans. In addition, Mr. Erickson is Executive Vice President and Treasurer of ACSF Funding I, LLC, which invests in Senior Floating Rate Loans, and of American Capital Leveraged Finance Management, LLC, the ultimate general partner of American Capital CLO Fund I, LP, which invests in CLO equity. Mr. Erickson is Executive Vice President and Treasurer of American Capital Asset Management, LLC, the asset fund management portfolio company of American Capital. Mr. Erickson has also served as President, Structured Finance of American Capital since 2008 and as its Chief Financial Officer since 1998. Mr. Erickson is also a member of the board of directors, Executive Vice President and Chief Financial Officer of each of American Capital Agency Corp. (NASDAQ: AGNC) and American Capital Mortgage Investment Corp. (NASDAQ: MTGE).

SAMUEL A. FLAX, 59 Executive Vice President, Chief Compliance Officer and Secretary

Mr. Flax has served as our Executive Vice President and Secretary since February 2013 and as our Chief Compliance Officer since July 2013. He has also served as Executive Vice President, Chief Compliance Officer and Secretary of our Manager since February 2013. Mr. Flax is the Executive Vice President, Chief Compliance Officer and Secretary of American Capital CLO Management, LLC, the external manager of each of ACAS CLO 2007-1, Ltd., ACAS CLO 2012-1, Ltd., ACAS CLO 2013-1, Ltd., ACAS CLO 2013-2, Ltd., ACAS CLO 2014-1, Ltd., ACAS CLO 2014-2, Ltd., ACAS CLO 2015-1, Ltd. and ACAS CLO 2015-2, Ltd., which also invest in Senior Floating Rate Loans. In addition, Mr. Flax is Executive Vice President and Secretary of ACSF Funding I, LLC, which invests in Senior Floating Rate Loans, and of American Capital Leveraged Finance Management, LLC, the ultimate general partner of American Capital CLO Fund I, LP, which invests in CLO equity. Mr. Flax is Executive Vice President and Secretary of American Capital Asset Management, LLC, the asset fund management portfolio company of American Capital. Mr. Flax has also served as the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of American Capital since January 2005. Mr. Flax was a partner in the corporate and securities practice group of the Washington, D.C. law firm of Arnold & Porter LLP from 1990 to January 2005. At Arnold & Porter LLP, he represented American Capital in raising debt and equity capital, advised American Capital on corporate, securities and other legal matters and represented American Capital in many of its investment transactions. Mr. Flax is also a member of the board of directors, Executive Vice President and Secretary of each of American Capital Agency Corp. (NASDAQ: AGNC) and American Capital Mortgage Investment Corp. (NASDAQ: MTGE).

MICHAEL CERULLO, 49 Senior Vice President, Portfolio Manager and Head of Research

Mr. Cerullo has served as our Senior Vice President, Portfolio Manager and Head of Research and Senior Vice President of our Manager since July 2013. Mr. Cerullo has over 25 years of investment experience. Mr. Cerullo is also a Senior Vice President of American Capital CLO Management, LLC, the external manager of each of ACAS CLO 2007-1, Ltd., ACAS CLO 2012-1, Ltd., ACAS CLO 2013-1, Ltd., ACAS CLO 2013-2, Ltd., ACAS CLO 2014-1, Ltd., ACAS CLO 2014-2, Ltd., ACAS CLO 2015-1, Ltd. and ACAS CLO 2015-2, Ltd., which also invest in Senior Floating Rate Loans. In addition, Mr. Cerullo is Senior Vice President of ACSF Funding I, LLC, which invests in Senior Floating Rate Loans, and of American Capital Leveraged Finance Management, LLC, the ultimate general partner of American Capital CLO Fund I, LP, which invests in CLO equity. Mr. Cerullo joined American Capital in December 2005 as a Vice President in the Leveraged Finance Group, became Vice President and Principal in July 2007 and served as Senior Vice President and Managing Director during 2013. Prior to joining American Capital, he was Senior Vice President and Credit Products Officer in Bank of America’s Commercial Bank, serving midsized commercial and industrial companies based in New Jersey. His prior experience also includes over nine years lending to companies in the media and entertainment industries, three years lending to middle market companies located in the upstate New York market, and two years in commercial loan workouts, all with predecessor institutions of Bank of America.

DANA DRATCH, 44 Senior Vice President, Portfolio Manager and Head of Trading

Mr. Dratch has served as our Senior Vice President, Portfolio Manager and Head of Trading since January 2014 and previously served as a Vice President from November 2013 until January 2014. Mr. Dratch has served as a Senior Vice President of our Manager since January 2014 and previously served as a Vice President of our Manager from July 2013 until January 2014. Mr. Dratch has 19 years of investment experience. Mr. Dratch is also a Senior Vice President of American Capital CLO Management, LLC, the external manager of each of ACAS CLO 2007-1, Ltd., ACAS CLO 2012-1, Ltd., ACAS CLO 2013-1, Ltd., ACAS CLO 2013-2, Ltd., ACAS CLO 2014-1, Ltd., ACAS CLO 2014-2, Ltd., ACAS CLO 2015-1, Ltd. and ACAS CLO 2015-2, Ltd., which also invest in Senior Floating Rate Loans. In addition, Mr. Dratch is Senior Vice President of ACSF Funding I, LLC, which invests in Senior Floating Rate Loans, and of American Capital Leveraged Finance Management, LLC, the ultimate general partner of American Capital CLO Fund I, LP, which invests in CLO equity. Mr. Dratch joined American Capital in November 2005 as a Vice President in the Leveraged Finance Group and served as Vice President and Principal during 2013. Prior to joining American Capital, Mr. Dratch was employed at Merrill Lynch Capital (which was subsequently acquired by General Electric) underwriting leveraged transactions that were primarily sourced through the firm’s brokerage force. Prior to joining Merrill Lynch, he was employed at RBC Capital Markets’ Corporate Credit group covering a portfolio of large-cap borrowers. Prior to joining RBC, Mr. Dratch underwrote and monitored leveraged transactions in the Media and Healthcare divisions of FleetBoston Financial (which was subsequently acquired by Bank of America).
CORPORATE GOVERNANCE
Our Board of Directors is currently comprised of three independent directors and two affiliated directors, Malon Wilkus and Stan Lundine. The following table sets forth the current members of our Board of Directors and their committee membership, if any:

Name	Director Since	Audit and Compliance(1)	Compensation and Corporate Governance(2)
Interested Directors
Malon Wilkus	2013
Stan Lundine	2014
Disinterested Directors
Phyllis R. Caldwell*	2014	✓	Chair
Gil Crawford*	2014	✓	✓
Larry K. Harvey*	2014	Chair	✓
________________________________

*
Director is “independent,” as defined in Rule 5605(a)(2) of The NASDAQ Global Select Market’s marketplace rules (the “NASDAQ rules”), and is not an “Interested Person” of ACSF, as defined in Section 2(a)(19) of the 1940 Act.

(1)
Each member of the Audit and Compliance Committee is “independent,” as defined in Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ rules and Rule 10A-3 of the Exchange Act. The Board of Directors has determined that Mr. Harvey is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Securities Act.

(2)	Each member of the Compensation and Corporate Governance Committee is “independent,” as defined in Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ rules.
Board Leadership Structure
Mr. Wilkus has served as our Chair and Chief Executive Officer since our incorporation in February 2013. We believe that combining the positions of Chair and Chief Executive Officer is the best corporate governance leadership structure for us at this time because it permits clear accountability, effective decision-making and alignment on corporate strategy.
Although we believe that it is more effective for us to combine the positions of Chair and Chief Executive Officer, we recognize the importance of strong independent leadership on the Board. We believe that our Board’s independent oversight continues to be substantial. Our Board of Directors has determined that all of the current directors, except Messrs. Wilkus and

Lundine, are “independent” as defined in the NASDAQ rules. Similarly, only Messrs. Wilkus and Lundine are “Interested Persons” of ACSF under the 1940 Act.
It is our Board’s policy to have a majority of our directors who are not “Interested Persons” meet regularly without persons who are members of management or employee directors present to facilitate the Board’s effective independent oversight of management. These directors periodically designate a director who is “independent,” as defined in the NASDAQ rules, to serve as the “lead independent director” and preside at these meetings. Presently, our disinterested directors meet during our Board’s quarterly in-person meetings and may hold additional meetings at the request of the lead independent director or another disinterested director. The designation of a lead independent director is generally for a one-year term or until his or her successor is elected, and a lead independent director may be re-appointed at the end of a term. If the lead independent director is unavailable for a meeting, his or her immediate predecessor will serve as lead independent director for such meeting. Mr. Crawford is our current lead independent director.
Each of our Board’s Audit and Compliance Committee and Compensation and Corporate Governance Committee is composed entirely of independent directors. These independent committees of our Board also have the authority under their respective charters to hire independent advisors and consultants, at our expense, to assist them in performing their duties.

Corporate Governance
Our Board of Directors has developed corporate governance practices to help it fulfill its responsibility to stockholders to oversee the work of management in the conduct of our business. The governance practices are memorialized in corporate governance guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of management. These guidelines, in conjunction with our Charter, our Bylaws and committee charters of the Audit and Compliance Committee and the Compensation and Corporate Governance Committee, form the framework for our governance. All of these documents are available in the Investor Relations section of our web site at www.ACSF.com.

CORPORATE GOVERNANCE HIGHLIGHTS:

• Annual election of directors

• Directors elected by majority, not plurality, voting

• Resignation policy for directors who do not receive a majority vote

• Three of five directors are independent

• Designated lead independent director

 • Regular meetings of independent directors without members of management or affiliated directors

• At least 80% attendance for Board meetings and 100% attendance for committee meetings in 2015

• Comprehensive Code of Ethics and Conduct and Corporate Governance Guidelines

Committees of the Board of Directors
Our Board of Directors’ principal standing committees and their primary functions are described below.
Audit and Compliance Committee
This committee assists the Board of Directors in overseeing:

•	our accounting and financial reporting processes;

•	the integrity and audits of our financial statements;

•	the adequacy of our internal controls over financial reporting, including information technology security and controls relating to the preparation of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications and independence of our independent registered public accounting firm; and

•	the performance of our independent registered public accounting firm and any internal auditors.
In addition, the Audit and Compliance Committee reviews and provides a recommendation to the Board of Directors with regard to its approval of the valuations of our investments presented by management. In such review, the committee discusses the proposed valuations with our independent auditors and other relevant consultants. The Audit and Compliance Committee is also responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm and considering the range of audit and non-audit fees. The committee’s meetings include, whenever appropriate, executive sessions with each of our independent external auditors and our Manager’s internal auditors, without the presence of management.
Compensation and Corporate Governance Committee
This committee’s principal functions are to:

•	evaluate the performance of and compensation paid by us, if any, to our executive officers;

•	evaluate the performance of our Manager;

•	review the compensation and fees payable to our Manager under the management agreement with our Manager;

•	decide whether to recommend the renewal or termination of the management agreement with our Manager;

•	evaluate the compensation and fees payable to the members of the Board of Directors;

•	administer any equity incentive plans that we may adopt, to the extent it is delegated authority by the Board of Directors;

•	review and assist with the development of our executive succession plans; and

•	produce a report on executive compensation required to be included in our proxy statement for our annual meetings.
The Compensation and Corporate Governance Committee also serves as the Board of Director’s standing nominating committee and as such performs the following functions:

•
identifying, recruiting and recommending to the Board of Directors qualified candidates for election as directors and recommending a slate of nominees for election as directors by our common stockholders at the annual meeting of stockholders;

•	developing and recommending to the Board of Directors corporate governance guidelines, including the committee’s selection criteria for director nominees;

•	reviewing and making recommendations on matters involving the general operation of the Board of Directors and our corporate governance;

•	recommending to the Board of Directors nominees for each committee of the Board of Directors; and

•	annually facilitating the assessment of the Board of Directors’ performance as a whole and of the individual directors and reports thereon to the Board of Directors.
Board and Committee Meetings
Under our Bylaws and Maryland law, the Board of Directors is permitted to take actions at regular or special meetings and by written consent. The Board of Directors generally holds regular quarterly meetings and meets on other occasions as necessary. The Board of Directors held five meetings during 2015. As noted above, the independent directors also met separately in executive sessions to discuss various matters, including our performance and the performance of our Manager.
Each of the Audit and Compliance Committee and the Compensation and Corporate Governance Committee schedules regular meetings to coincide with the quarterly in-person meetings of the Board of Directors and also meets at the request of senior management or at such other times as it determines. Our Secretary, in consultation with the chair of each committee, sets agendas for the meetings. Each committee reports regularly to the Board of Directors on its activities at the next regularly scheduled Board meeting following their committee meetings and when appropriate. During 2015, the Audit and Compliance Committee held five meetings and the Compensation and Corporate Governance Committee held five meetings, three of which were held to evaluate and review our Manager’s performance and to approve the compensation and terms of the management agreement with our Manager.
Each of our directors attended at least 80% of the meetings of the Board of Directors and 100% of the meetings of the committees on which he or she served in 2015. Although we do not have a policy on director attendance at our annual meeting, directors are encouraged to attend our annual meeting. Four out of five of our directors attended the 2015 annual meeting either in person or by telephonic conference call.

Risk Oversight
One of the roles of our Board of Directors is being responsible for the general oversight of the Company, including the performance of our executive officers, our Manager and the Company’s risk management processes, to assure that the long-term interests of our stockholders are being served. In performing its risk oversight function, the Board, directly or through its standing committees or by working with our Chief Compliance Officer, regularly reviews our material strategic, operational, financial, compensation and compliance risks with senior management. The Company believes that the Board’s role in risk management oversight is effective and appropriate, particularly given the extensive regulation to which it is already subject as a business development company (“BDC”) and a regulated investment company (“RIC”) under the Internal Revenue Code. For instance, the Board receives updates at each regular meeting on the Company’s performance and other recent developments, including, among other things, the risks and opportunities facing us, as well as our investment portfolio. The Board has also adopted, and regularly reviews our compliance with, various policies and procedures addressing other operational risks, such as business continuity, data privacy and cybersecurity. In addition, the Board routinely receives information regarding the technology and cyber-risks relevant to the Company’s business to ensure that adequate steps are being taken to prevent, and prepare for, cyber-incidents.

The Board of Directors also recognizes the importance of effective executive leadership to our success and is actively engaged in overseeing the operational risks related to succession planning. The Board of Directors routinely discusses staffing for critical roles, and potential replacements for key personnel are given exposure to the Board of Directors during meetings and other events. In addition, the Board of Directors is regularly updated on the Manager’s strategies for recruiting, developing and retaining outstanding personnel at the Manager and its affiliates and minimizing employee turnover, as applicable.
The Board has delegated certain risk management oversight responsibility to its committees as follows:

•
Regulatory Compliance Risk:  The Board, both directly and through the Audit and Compliance Committee, receives regular reports from our Manager’s legal, accounting and internal audit representatives on regulatory matters, including the Company’s compliance with the BDC qualification and leverage requirements under the 1940 Act and the RIC income and asset diversification requirements under the Internal Revenue Code, compliance with our Code of Ethics and Conduct (“Code of Ethics”) and our Manager’s compliance with the Investment Advisers Act of 1940.

•
Financial and Accounting Risk:  The Audit and Compliance Committee oversees the Company’s management of its financial, accounting, internal controls and liquidity risks through regular meetings with our Chief Financial Officer, senior representatives of our Manager’s accounting, tax, auditing and legal departments and representatives of the Company’s independent public accountant.

•	Litigation Risk: The Compensation and Corporate Governance Committee monitors the Company’s litigation, if any.

•
Compensation and Benefit Plan Risk:  The Compensation and Corporate Governance Committee considers the extent to which our director compensation and any benefit plan programs that we may adopt may create risk for the Company.

•	Governance Risk: The Compensation and Corporate Governance Committee also oversees risks related to Board organization, membership and structure and corporate governance.
The Board also performs its risk management oversight function by working with our Chief Compliance Officer to monitor risk and compliance in accordance with the 1940 Act and our policies and procedures. The Chief Compliance Officer reviews, at least annually, the adequacy and effectiveness of our compliance policies and procedures and those of certain of our service providers, including our Manager, and provides a written report to the Board. The Chief Compliance Officer’s report, which is reviewed by and discussed with the Board, addresses at a minimum (i) the operation of such policies and procedures since the last report; (ii) any material changes to such policies and procedures since the last report; (iii) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s review; and (iv) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer reports to the Board periodically on material compliance matters and meets separately in executive session with the disinterested directors at least once each year.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of our common stock report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, The NASDAQ Global Select Market and to us. Based on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during fiscal year 2015 all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of 10% or more of our common stock were timely satisfied.

Item 11. Executive Compensation
Director Compensation
We were incorporated in Maryland on February 6, 2013 and commenced operations on October 15, 2013. We completed our initial public offering (“IPO”) on January 22, 2014. Mr. Wilkus was appointed to the Board of Directors on February 6, 2013, and Ms. Caldwell and Messrs. Crawford, Harvey and Lundine were appointed to the Board of Directors on January 13, 2014 in connection with our IPO.

We compensate our non-employee directors with cash retainers. Any member of our Board of Directors who is an employee of the Company, American Capital, Ltd. (“American Capital”) or any of its affiliates, including our Manager, does not receive compensation from us for his or her Board service. The Compensation and Corporate Governance Committee periodically reviews the form and amount of compensation paid to our non-employee directors against peer companies and group and general industry data and makes recommendations for adjustments, as appropriate, to the full Board of Directors. During 2015, each such non-employee director was paid a retainer for service on the Board of Directors at an annual rate of $60,000, payable quarterly in advance. In addition, the Chair of our Audit and Compliance Committee was paid a retainer at an annual rate of $15,000, the Chair of our Compensation and Corporate Governance Committee was paid an annual retainer of $10,000, and our lead independent director was paid an annual retainer of $10,000, each payable quarterly in advance. During 2015, directors were reimbursed for travel expenses incurred in connection with Board and committee meetings and Board-related functions.
The following table sets forth the compensation received by each non-employee director during 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Phyllis R. Caldwell	70,000	—	—	—	—	—	70,000
Gil Crawford	70,000	—	—	—	—	—	70,000
Larry K. Harvey	75,000	—	—	—	—	—	75,000
Stan Lundine	60,000	—	—	—	—	—	60,000
Executive Compensation
We did not pay any compensation to our executive officers, nor did we make any grants of plan-based awards of any kind to them, during 2015, and we have no plans to do so for 2016. None of our executive officers received any options or stock directly from us prior to December 31, 2015, and we have no plans to do so for 2016. We do not provide any of our executive officers with pension benefits or nonqualified deferred compensation plans. We do not have any employment agreements with any persons and are not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of us.

Compensation Discussion and Analysis
We have not paid, and we do not intend to pay, any cash or equity compensation to any of our executive officers and we do not currently intend to adopt any policies with respect thereto. We have engaged American Capital ACSF Management, LLC as our Manager pursuant to the terms of a management agreement. See “PART III—Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” of this Form 10-K/A for a description of the terms of the management agreement, including the management fees payable to our Manager thereunder and our reimbursement obligations to our Manager. Under our management agreement, our Manager has agreed to provide us with a management team, including a chief executive officer, chief financial officer and chief investment officer or similar positions.

Report of the Compensation and Corporate Governance Committee
Our Compensation and Corporate Governance Committee reviewed and discussed with our management the “Compensation Discussion and Analysis” contained in this report. Based on that review and discussions, our Compensation and Corporate Governance Committee recommends to the Board of Directors that the “Compensation Discussion and Analysis” be included in this report.
By the Compensation and Corporate Governance Committee:
Phyllis R. Caldwell, Chair
Gil Crawford
Larry K. Harvey

Compensation and Corporate Governance Committee Interlocks and Insider Participation
No member of the Compensation and Corporate Governance Committee during fiscal year 2015 served as an officer, former officer or employee of ours or had a relationship disclosable under “PART III—Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” of this Form 10-K/A. Further, during 2015, none of our executive officers served as:

•
a member of the compensation committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our Compensation and Corporate Governance Committee; or

•	a director of any other entity, one of whose executive officers or their immediate family member served on our Compensation and Corporate Governance Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
On April 15, 2016, there were 10,000,100 shares of our common stock outstanding. The following table sets forth, as of April 15, 2016 (unless otherwise indicated), the beneficial ownership of each current director, each of our executive officers, our executive officers and directors as a group and each stockholder known to management to own beneficially more than 5% of the outstanding shares of our common stock. Unless otherwise indicated, we believe that the beneficial owners set forth in the table below have sole voting and investment power.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned	Dollar Range of Equity Securities Beneficially Owned by Directors(2)
Beneficial owners of more than 5%:
Morgan Stanley(3) Morgan Stanley Smith Barney LLC 1585 Broadway New York, NY 10036	689,403	6.9%	N/A
Executive officers and directors:
Malon Wilkus	21,500	*	Over $100,000
Mark Pelletier	33,000	*	N/A
John R. Erickson	14,000	*	N/A
Samuel A. Flax	2,000	*	N/A
Michael Cerullo	6,750	*	N/A
Dana Dratch	5,000	*	N/A
Phyllis R. Caldwell	3,750	*	$10,001-$50,000
Gil Crawford	10,500	*	Over $100,000
Larry K. Harvey	4,723	*	$10,001-$50,000
Stan Lundine	—	—	None
All executive officers and directors as a group (10 persons)	101,223	1.0%	N/A
________________________________

*	Less than one percent.

(1)
The address of each of the executive officers and directors listed above is c/o American Capital Senior Floating, Ltd., 2 Bethesda Metro Center, 14th Floor, Bethesda, MD 20814, except for Messrs. Pelletier, Cerullo and Dratch whose address is c/o American Capital Senior Floating, Ltd., 505 Fifth Avenue, 26th Floor, New York, NY 10017.

(2)
The dollar range of our equity securities beneficially owned is calculated by multiplying the closing price of our common stock as reported on The NASDAQ Global Select Market as of April 15, 2016, times the number of shares beneficially owned, in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(3)
This information is based on Amendment No. 1 to Schedule 13G filed with the SEC on February 11, 2016 by Morgan Stanley (“Morgan Stanley”), as a parent holding company or control person, and Morgan Stanley Smith Barney LLC (“MS Smith Barney”), as a broker or dealer. Morgan Stanley is the beneficial owner of 689,403 shares and has the shared power to dispose of or direct the disposition of 684,103 of such shares, sole power to vote or direct the vote of 7,108 of such shares, and shared power to vote or direct the vote of 661,157 of such shares. MS Smith Barney is the beneficial owner of 682,295 shares and has the shared power to dispose of or direct the disposition of 676,995 of such shares and shared power to vote or direct the vote of 661,157 of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions with Related Persons
Related Person Transaction Policies
We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with us, including our officers and directors, and any other person controlling or under common control with us (including American Capital), subject to certain exceptions.
Our Board of Directors has also adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary any related person transaction and all material facts about the transaction. Our Secretary would then assess and promptly communicate that information to the Compensation and Corporate Governance Committee of our Board of Directors. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee, which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.
Our Code of Ethics, which was reviewed and approved by our Board of Directors and provided to all of our directors and officers, our Manager and the persons who provide services to us pursuant to the administrative services agreement, requires that all such persons avoid any situations or relationships that involve actual or potential conflicts of interest, or perceived conflicts of interest, between an individual’s personal interests and the interests of ACSF. Pursuant to our Code of Ethics, each of these persons must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to their supervisor or our Secretary. If a conflict is determined to exist, the person must disengage from the conflict situation or terminate his provision of services to us. Our chief executive officer, chief financial officer, principal accounting officer, chief investment officer and certain other persons who may be designated by our Board of Directors or its Audit and Compliance Committee, whom we collectively refer to as our financial executives, must consult with our Secretary with respect to any proposed actions or arrangements that are not clearly consistent with our Code of Ethics. In the event that a financial executive wishes to engage in a proposed action or arrangement that is not consistent with our Code of Ethics, the financial executive must obtain a waiver of the relevant provisions of our Code of Ethics in advance from our Audit and Compliance Committee. We intend to post amendments to or waivers from the Code of Ethics (to the extent applicable to our financial executives) on our web site www.ACSF.com.
Related Person Transactions

We have entered into a management agreement with our Manager with a current renewal term expiring January 15, 2017. Unless terminated earlier, the management agreement will automatically renew following the expiration of its then current term for a one year period if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by the majority of our directors who are not “Interested Persons” as defined under the 1940 Act. The management agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Manager. The management agreement may also be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by (i) holders of a majority of our outstanding voting securities, (ii) our Board of Directors or (iii) our Manager. As of the date of this Form 10-K/A, no such termination notice has been given.
We rely on our Manager to administer our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Because neither we nor our Manager have any employees or separate facilities, our Manager has entered into an administrative services agreement with American Capital and the parent company of our Manager, pursuant to which our Manager has access to their employees, infrastructure, business relationships, management expertise, information technologies and capital raising capabilities, legal and compliance functions and accounting, treasury and investor relations capabilities, which allow our Manager to fulfill all of its responsibilities under the management agreement. However, we are not a party to, or a third-party beneficiary under the administrative services agreement. In addition, neither the administrative services agreement nor the management agreement requires our Manager, the parent company of our Manager or American Capital to dedicate specific personnel to our operations nor requires any specific personnel of the parent company of our Manager or American Capital to dedicate a specific amount of time to our business. All of our officers are also officers of our Manager, the parent company of our Manager and/or American Capital.
Our wholly-owned consolidated special purpose financing vehicle, ACSF Funding I, LLC, has entered into an investment advisory agreement with our Manager to manage its assets. No additional compensation is payable to our Manager under such agreement.
We have not entered into any other transactions in which any other director or officer or stockholder of ours or our Manager has any material interest.
Director Independence

Although we believe that it is more effective for us to combine the positions of Chair and Chief Executive Officer, we recognize the importance of strong independent leadership on the Board. We believe that our Board’s independent oversight continues to be substantial. Our Board of Directors has determined that all of the current directors, except Messrs. Wilkus and Lundine, are “independent” as defined in the NASDAQ rules. Similarly, only Messrs. Wilkus and Lundine are “Interested Persons” of ACSF under the 1940 Act. In addition, each of our Board’s Audit and Compliance Committee and Compensation and Corporate Governance Committee is composed entirely of independent directors. These independent committees of our Board also have the authority under their respective charters to hire independent advisors and consultants, at our expense, to assist them in performing their duties. Further, it is our Board’s policy to have a majority of our directors who are not “Interested Persons” meet regularly without persons who are members of management or employee directors present to facilitate the Board’s effective independent oversight of management. These directors periodically designate a director who is

“independent,” as defined in the NASDAQ rules, to serve as the “lead independent director” and preside at these meetings. Presently, our disinterested directors meet during our Board’s quarterly in-person meetings and may hold additional meetings at the request of the lead independent director or another disinterested director. The designation of a lead independent director is generally for a one-year term or until his or her successor is elected, and a lead independent director may be re-appointed at the end of a term. If the lead independent director is unavailable for a meeting, his or her immediate predecessor will serve as lead independent director for such meeting. Mr. Crawford is our current lead independent director.

Item 14. Principal Accounting Fees and Services
Ernst & Young LLP has served as our independent public accountant since our IPO and the Audit and Compliance Committee approved the appointment of Ernst & Young LLP to audit our financial statements for 2016. This appointment is subject to ratification or rejection by our common stockholders.
Independent Public Accountant’s Fees
Ernst & Young LLP performed various audit and other services for us during 2015 and 2014. Fees for professional services provided by Ernst & Young LLP in 2015 and 2014 in each of the following categories were:

	2015	2014
Audit Fees	$177,500	$160,000
Audit-Related Fees	—	—
Tax Fees	15,000	—
All Other Fees	—	—
Total Fees	$192,500	$160,000
“Audit Fees” relate to fees and expenses billed by Ernst & Young LLP for the annual audit, including the audit of our financial statements, review of our quarterly financial statements and for comfort letters and consents related to stock issuances.

“Tax Fees” relate to fees billed for professional services for tax compliance.
Pre-Approval Policy
All services rendered by Ernst & Young LLP were permissible under applicable laws and regulations, and were pre-approved by the Audit and Compliance Committee for 2015 in accordance with its pre-approval policy. The Audit and Compliance Committee has established a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent public accountant. The policy requires the Audit and Compliance Committee to approve each audit or non-audit engagement or accounting project involving the independent public accountant, and the related fees, prior to commencement of the engagement or project to make certain that the provision of such services does not impair the firm’s independence. The committee may delegate its pre-approval authority to one or more of its members, and such member(s) are required to report any pre-approval decisions to the Audit and Compliance Committee at its next meeting. The Audit and Compliance Committee has delegated authority to its Chair to pre-approve the engagement and related fees of the independent public accountant for any additional audit or permissible non-audit services. In addition, pursuant to the policy, pre-approval is not required for additional non-audit services if such services result in a de minimus amount of less than 5% of the total annual fees paid by us to the independent public accountant during the fiscal year in which the non-audit services are provided, were not recognized by us at the time of engagement to be non-audit services and are reported to the Audit and Compliance Committee promptly thereafter and approved prior to the completion of the annual audit.

PART IV.

Item 15. Exhibits, Financial Statement Schedules
(a)(1) No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016.
(a)(2) Financial Statement Schedules
None
(a)(3) Exhibits
The documents set forth below are filed herewith or incorporated by reference.

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

*12	Computation of Earnings to Fixed Charges, incorporated herein by reference to Exhibit 12 of Form 10-K for the year ended December 31, 2015 (File No. 814-01025), filed March 15, 2016.

*14
American Capital Senior Floating, Ltd. Code of Ethics and Conduct, adopted January 14, 2014, incorporated herein by reference to Exhibit 2.r of Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

*21
Subsidiaries of the Company and jurisdiction of incorporation, incorporated herein by reference to Exhibit 21 of Form 10-K for the year ended December 31, 2015 (File No. 814-01025), filed March 15, 2016.

*24	Powers of Attorney of directors and officers, incorporated herein by reference to Exhibit 24 of Form 10-K for the year ended December 31, 2015 (File No. 814-01025), filed March 15, 2016.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32
Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 32 of Form 10-K for the year ended December 31, 2015 (File No. 814-01025), filed March 15, 2016.

* Previously filed

(b) Exhibits
See the exhibits filed herewith.
(c) Additional financial statement schedules
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	April 29, 2016	By:	/s/ John R. Erickson
John R. Erickson Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Malon Wilkus	Director, Chair of the Board and Chief Executive Officer (Principal Executive Officer)	April 29, 2016
Malon Wilkus

/s/ John R. Erickson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2016
John R. Erickson

*	Director	April 29, 2016
Phyllis R. Caldwell

*	Director	April 29, 2016
Gil Crawford

*	Director	April 29, 2016
Larry K. Harvey

*	Director	April 29, 2016
Stan Lundine

* By: /s/ John R. Erickson
John R. Erickson
Attorney-in-fact