Form 10-Q
period 2016-03-31
American Capital Senior Floating, Ltd.
filed 2016-05-09
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange     Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $.01 par value, outstanding as of May 3, 2016 was 10,000,100.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2016 (unaudited)	December 31, 2015
Assets:
Investments, fair value (cost of $248,657 and $261,875, respectively)	$216,018	$229,056
Cash and cash equivalents	2,607	2,474
Receivable for investments sold	—	3,096
Deferred financing costs	250	273
Interest receivable	546	583
Prepaid expenses and other assets	386	89
Receivable from affiliate (see notes 3 and 4)	238	234
Total assets	$220,045	$235,805
Liabilities:
Secured revolving credit facility payable (see note 7)	$98,800	$110,200
Payable for investments purchased	2,150	5,437
Distributions to stockholders payable (see note 10)	970	970
Management fee payable (see note 3)	497	536
Interest payable (see note 7)	34	52
Taxes payable (see note 8)	65	278
Payable to affiliate (see note 4)	209	217
Other liabilities and accrued expenses	133	186
Total liabilities	102,858	117,876
Commitments and contingencies (see note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000,100 issued and outstanding, respectively; 300,000,000 authorized	100	100
Paid-in capital in excess of par	150,903	150,903
Undistributed net investment income	1,528	1,560
Accumulated net realized loss from investments	(2,705)	(1,815)
Net unrealized depreciation on investments	(32,639)	(32,819)
Total net assets	117,187	117,929
Total liabilities and net assets	$220,045	$235,805
Net asset value per share outstanding	$11.72	$11.79

See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest	$4,345	$4,741
Total investment income	4,345	4,741
Expenses:
Interest and commitment fee (see note 7)	641	658
Management fee (see note 3)	497	578
Insurance	111	118
Amortization of deferred financing costs	23	97
Other general and administrative expenses (see note 4)	406	405
Total expenses	1,678	1,856
Expense reimbursement (see notes 3 and 4)	(238)	(245)
Net expenses	1,440	1,611
Net investment income before taxes	2,905	3,130
Income tax provision (see note 8)	(27)	(70)
Net investment income	2,878	3,060
Net (loss) gain on investments:
Net realized (loss) gain on investments	(890)	307
Net unrealized appreciation on investments	180	424
Net (loss) gain on investments	(710)	731
Net increase in net assets resulting from operations (“Net Earnings”)	$2,168	$3,791

Net investment income per share	$0.29	$0.31
Net Earnings per share (see note 5)	$0.22	$0.38
Distributions to stockholders declared per share	$0.29	$0.29
Weighted average shares outstanding	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operations:
Net investment income	$2,878	$3,060
Net realized (loss) gain	(890)	307
Net unrealized appreciation on investments	180	424
Net Earnings	2,168	3,791

Distributions to stockholders:
From net investment income	(2,910)	(2,900)
Net (decrease) increase in net assets	(742)	891

Net assets beginning of period	117,929	144,235
Net assets end of period	$117,187	$145,126

Undistributed net investment income included in net assets	$1,528	$293
Common shares outstanding	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Earnings from operations	$2,168	$3,791
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss (gain) on investments	890	(307)
Net unrealized appreciation on investments	(180)	(424)
Accretion of CLO interest income	(1,657)	(1,709)
Net amortization of discount on loans	(58)	(10)
Amortization of deferred financing costs	23	97
Purchase of investments	(8,995)	(36,180)
Proceeds from disposition of investments	23,038	42,440
Decrease (increase) in receivable for investments sold	3,096	(10,949)
Increase (decrease) in payable for investments purchased	(3,287)	8,912
Increase in receivable from affiliate	(4)	(81)
Decrease in interest receivable	37	139
Increase in prepaid expenses and other assets	(297)	(230)
Decrease in interest payable	(18)	(2)
(Decrease) increase in other liabilities and accrued expenses	(53)	54
Decrease in payable to affiliate	(8)	(28)
(Decrease) increase in management fee payable	(39)	1
Decrease in taxes payable	(213)	(10)
Net cash provided by operating activities	14,443	5,504
Cash Flows from Financing Activities:
Distributions to stockholders paid	(2,910)	(2,900)
Payments on revolving credit facility, net	(11,400)	(2,200)
Net cash used in financing activities	(14,310)	(5,100)
Net increase in cash and cash equivalents	133	404
Cash and cash equivalents at beginning of period	2,474	1,757
Cash and cash equivalents at end of period	$2,607	$2,161
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$659	$660
Cash paid for income taxes	$240	$80
Distributions to stockholders declared and payable during the period	2,910	2,900

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —140.1% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	05/28/21	4.75%	L+ 3.75	1.00%	Hotels, Restaurants & Leisure	$1,967	$1,962	$1,905
Acosta, Inc. (5)	09/26/21	4.25%	L+ 3.25	1.00%	Media	2,466	2,431	2,415
ADMI Corp. (5)	04/29/22	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	546	545	547
Aegis Toxicology Sciences Corporation (5)	02/24/21	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,637	1,629	1,425
Agrofresh Inc. (3), (5)	07/31/21	5.75%	L+ 4.75	1.00%	Chemicals	646	644	630
Air Medical Group Holdings, Inc. (5)	04/28/22	4.25%	L+ 3.25	1.00%	Health Care Providers & Services	1,985	1,989	1,942
Albertson's LLC (5)	12/21/22	5.50%	L+ 4.50	1.00%	Food & Staples Retailing	990	966	993
AlixPartners, LLP (5)	07/28/22	4.50%	L+ 3.50	1.00%	Diversified Financial Services	1,990	1,985	1,989
Alliant Holdings Intermediate, LLC (5)	08/12/22	4.50%	L+ 3.50	1.00%	Insurance	1,042	1,040	1,033
American Tire Distributors, Inc. (5)	09/01/21	5.25%	L+ 4.25	1.00%	Distributors	1,475	1,468	1,472
Amneal Pharmaceuticals LLC (5)	11/01/19	4.50%	L+ 3.50	1.00%	Pharmaceuticals	990	990	986
AmWINS Group, LLC (5)	09/06/19	5.25%	L+ 4.25	1.00%	Insurance	2,927	2,938	2,938
Anchor Glass Container Corporation (5)	07/01/22	4.25%	L+ 3.25	1.00%	Containers & Packaging	935	931	934
AqGen Ascensus, Inc. (5)	12/05/22	0.50%	L+ 4.50	1.00%	Capital Markets	—	—	2
AqGen Ascensus, Inc. (5)	12/05/22	5.50%	L+ 4.50	1.00%	Capital Markets	939	884	911
Aquilex LLC (5)	12/31/20	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	968	966	912
Ardent Legacy Acquisitions, Inc. (5)	08/04/21	6.50%	L+ 5.50	1.00%	Health Care Providers & Services	332	329	332
Arnold and S. Bleichroeder Holdings, Inc. (5)	12/01/22	4.75%	L+ 4.00	0.75%	Capital Markets	713	699	705
Ascend Learning, LLC (5)	07/31/19	5.50%	L+ 4.50	1.00%	Diversified Consumer Services	586	585	586
Asurion, LLC (5)	05/24/19	5.00%	L+ 3.75	1.25%	Commercial Services & Supplies	938	939	927
Asurion, LLC (5)	08/04/22	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	1,231	1,226	1,207
Avaya Inc. (5)	05/29/20	6.25%	L+ 5.25	1.00%	Software	994	814	669
BJ's Wholesale Club, Inc. (5)	09/26/19	4.50%	L+ 3.50	1.00%	Food & Staples Retailing	1,468	1,468	1,431
Blackboard Inc. (5)	10/04/18	4.75%	L+ 3.75	1.00%	Software	2,429	2,430	2,269
Blue Coat Holdings, Inc. (5)	05/20/22	4.50%	L+ 3.50	1.00%	Communications Equipment	1,995	1,996	1,969
BWay Intermediate Company, Inc. (5)	08/14/20	5.50%	L+ 4.50	1.00%	Containers & Packaging	2,450	2,432	2,383
C.H.I. Overhead Doors, Inc. (5)	07/29/22	4.75%	L+ 3.75	1.00%	Building Products	332	331	328
Calceus Acquisition, Inc. (5)	01/31/20	5.00%	L+ 4.00	1.00%	Textiles, Apparel & Luxury Goods	2,331	2,339	1,716
Camp International Holding Company (5)	05/31/19	4.75%	L+ 3.75	1.00%	Transportation Infrastructure	1,955	1,974	1,898
Carecore National, LLC (5)	03/05/21	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	2,042	2,041	1,919

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —140.1% of Net Assets
CCM Merger Inc. (5)	08/06/21	4.50%	L+ 3.50	1.00%	Hotels, Restaurants & Leisure	$862	$857	$862
CEC Entertainment, Inc. (5), (7)	02/12/21	4.00%	L+ 3.00	1.00%	Hotels, Restaurants & Leisure	748	721	729
Checkout Holding Corp. (5)	04/09/21	4.50%	L+ 3.50	1.00%	Media	2,456	2,455	2,105
CityCenter Holdings, LLC (5)	10/16/20	4.30%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	1,461	1,468	1,461
CNT Holdings III Corp (5)	01/22/23	5.25%	L+ 4.25	1.00%	Internet & Catalog Retail	500	495	501
Compuware Corporation (5)	12/15/21	6.25%	L+ 5.25	1.00%	Software	2,965	2,902	2,847
Cotiviti Corporation (5)	05/14/21	4.50%	L+ 3.50	1.00%	Professional Services	1,108	1,100	1,093
CPG International Inc. (5)	09/30/20	4.75%	L+ 3.75	1.00%	Building Products	1,933	1,933	1,884
CPI Buyer, LLC (5)	08/16/21	5.50%	L+ 4.50	1.00%	Trading Companies & Distributors	985	974	944
CT Technologies Intermediate Holdings, Inc. (5)	12/01/21	5.25%	L+ 4.25	1.00%	Health Care Technology	496	494	490
Dell International LLC (5)	04/29/20	4.00%	L+ 3.25	0.75%	Technology Hardware, Storage & Peripherals	2,481	2,488	2,483
Deltek, Inc. (5)	06/25/22	5.00%	L+ 4.00	1.00%	Software	2,872	2,866	2,863
Dole Food Company, Inc. (5)	11/01/18	4.50%	L+ 3.50	1.00%	Food Products	2,506	2,503	2,500
Duff & Phelps Corporation (5)	04/23/20	4.75%	L+ 3.75	1.00%	Capital Markets	3,412	3,414	3,395
DynCorp International Inc. (5)	07/07/16	6.27%	L+ 4.50	1.75%	Aerospace & Defense	2,189	2,190	2,123
Electrical Components International, Inc. (5)	05/28/21	5.75%	L+ 4.75	1.00%	Electrical Equipment	1,829	1,833	1,815
Emerald Expositions Holding, Inc. (5)	06/17/20	4.75%	L+ 3.75	1.00%	Media	2,615	2,632	2,608
Energy Transfer Equity, L.P. (5)	12/02/19	3.25%	L+ 2.50	0.75%	Oil, Gas & Consumable Fuels	1,000	812	896
Epicor Software Corporation (5)	06/01/22	4.75%	L+ 3.75	1.00%	Software	993	990	945
eResearchTechnology, Inc. (5)	05/08/22	5.50%	L+ 4.50	1.00%	Life Sciences Tools & Services	993	988	992
Erie Acquisition Holdings, Inc. (5), (7)	03/01/23	5.75%	L+ 4.75	1.00%	Commercial Services & Supplies	500	490	503
EWT Holdings III Corp. (5)	01/15/21	4.75%	L+ 3.75	1.00%	Machinery	978	974	960
Expro Finservices S.à r.l. (3), (5)	09/02/21	5.75%	L+ 4.75	1.00%	Energy Equipment & Services	1,970	1,946	1,341
Fairmount Minerals, Ltd. (5)	09/05/19	4.50%	L+ 3.50	1.00%	Metals & Mining	1,928	1,935	1,031
Filtration Group Corporation (5)	11/23/20	4.25%	L+ 3.25	1.00%	Industrial Conglomerates	995	995	994
Fitness International, LLC (5), (7)	07/01/20	5.50%	L+ 4.50	1.00%	Hotels, Restaurants & Leisure	1,784	1,757	1,725
Gates Global LLC (5)	07/06/21	4.25%	L+ 3.25	1.00%	Machinery	1,464	1,462	1,385
Global Tel*Link Corporation (5)	05/23/20	5.00%	L+ 3.75	1.25%	Diversified Telecommunications Services	1,680	1,658	1,527
Gruden Acquisition, Inc. (5)	08/18/22	5.75%	L+ 4.75	1.00%	Road & Rail	332	329	291
HFOTC LLC (5), (7)	08/19/21	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	499	454	454
HGIM Corp. (5)	06/18/20	5.50%	L+ 4.50	1.00%	Marine	1,462	1,466	799
Hyland Software, Inc. (5)	07/01/22	4.75%	L+ 3.75	1.00%	Software	2,476	2,456	2,470
Immucor, Inc. (5)	08/19/18	5.00%	L+ 3.75	1.25%	Health Care Equipment & Supplies	982	987	952
Indra Holdings Corp. (5)	05/01/21	5.25%	L+ 4.25	1.00%	Textiles, Apparel & Luxury Goods	1,190	1,182	1,030

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —140.1% of Net Assets
Informatica Corporation (5)	08/05/22	4.50%	L+ 3.50	1.00%	Software	$1,990	$1,986	$1,958
Information Resources, Inc. (5)	09/30/20	4.75%	L+ 3.75	1.00%	Professional Services	1,950	1,960	1,955
Inmar, Inc. (5)	01/27/21	4.25%	L+ 3.25	1.00%	Commercial Services & Supplies	1,965	1,951	1,915
Ion Media Networks, Inc. (5)	12/18/20	4.80%	L+ 3.75	1.00%	Media	1,960	1,969	1,953
IPC Corp. (5)	08/06/21	5.50%	L+ 4.50	1.00%	Software	1,485	1,479	1,390
Jaguar Holding Company II (5)	08/18/22	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	1,489	1,482	1,478
Jazz Acquisition, Inc. (5)	06/19/21	4.50%	L+ 3.50	1.00%	Aerospace & Defense	1,966	1,970	1,754
Keurig Green Mountain, Inc. (5)	03/03/23	5.25%	L+ 4.50	0.75%	Food Products	473	464	474
Key Safety Systems, Inc. (5)	08/29/21	4.75%	L+ 3.75	1.00%	Auto Components	1,193	1,188	1,189
Kronos Acquisition Intermediate Inc. (3), (5)	08/26/22	6.00%	L+ 5.00	1.00%	Household Products	995	972	962
La Frontera Generation, LLC (5)	09/30/20	4.50%	L+ 3.50	1.00%	Independent Power and Renewable Electricity Producers	1,778	1,786	1,742
Landslide Holdings, Inc. (5)	02/25/20	5.00%	L+ 4.00	1.00%	Software	980	977	965
Language Line, LLC (5)	07/07/21	6.50%	L+ 5.50	1.00%	Commercial Services & Supplies	935	926	932
Learning Care Group (US) No. 2 Inc. (5)	05/05/21	5.00%	L+ 4.00	1.00%	Diversified Consumer Services	1,013	1,013	1,014
Life Time Fitness, Inc. (5)	06/10/22	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	496	494	491
Mallinckrodt International Finance S. A. (3), (5)	03/19/21	3.25%	L+ 2.50	0.75%	Pharmaceuticals	569	532	550
Manitowoc Foodservice, Inc. (3), (5)	03/03/23	5.75%	L+ 4.75	1.00%	Machinery	750	735	755
Mitchell International, Inc. (5)	10/13/20	4.50%	L+ 3.50	1.00%	Software	2,395	2,404	2,319
Moneygram International, Inc. (3), (5)	03/27/20	4.25%	L+ 3.25	1.00%	IT Services	600	572	565
National Financial Partners Corp. (5)	07/01/20	4.50%	L+ 3.50	1.00%	Insurance	2,460	2,473	2,410
New Millennium Holdco, Inc. (5)	12/21/20	7.50%	L+ 6.50	1.00%	Health Care Providers & Services	323	323	308
Onex Carestream Finance LP (5)	06/07/19	5.00%	L+ 4.00	1.00%	Health Care Equipment & Supplies	1,683	1,688	1,565
Opal Acquisition, Inc. (5)	11/27/20	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	2,928	2,912	2,591
Ortho-Clinical Diagnostics S.A. (3), (5)	06/30/21	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	2,470	2,407	2,297
Peabody Energy Corporation (3), (5), (9)	09/24/20	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	987	890	368
PetSmart, Inc. (5)	03/11/22	4.25%	L+ 3.25	1.00%	Specialty Retail	993	988	990
Phillips-Medisize Corporation (5)	06/16/21	4.75%	L+ 3.75	1.00%	Health Care Equipment & Supplies	1,205	1,204	1,196
Plaskolite, LLC (5)	11/03/22	5.75%	L+ 4.75	1.00%	Chemicals	550	545	548
Plaze, Inc. (5)	07/31/22	5.25%	L+ 4.25	1.00%	Chemicals	832	831	830
Presidio, Inc. (5)	02/02/22	5.25%	L+ 4.25	1.00%	IT Services	1,336	1,336	1,315
PrimeLine Utility Services LLC (5)	11/14/22	6.50%	L+ 5.50	1.00%	Construction & Engineering	998	988	985
Quikrete Holdings, Inc. (5)	09/28/20	4.00%	L+ 3.00	1.00%	Constructions Materials	2,086	2,093	2,086
RCHP, Inc. (5)	04/23/19	6.00%	L+ 5.00	1.00%	Health Care Providers & Services	1,965	1,953	1,957
Renaissance Learning, Inc. (5)	04/09/21	4.50%	L+ 3.50	1.00%	Software	1,960	1,959	1,907

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —140.1% of Net Assets
RGIS Services, LLC (5)	10/18/17	5.50%	L+ 4.25	1.25%	Commercial Services & Supplies	$2,888	$2,880	$2,144
Riverbed Technology, Inc. (5)	04/25/22	5.75%	L+ 4.75	1.00%	Communications Equipment	990	986	994
Scientific Games International, Inc. (3), (5)	10/01/21	6.00%	L+ 5.00	1.00%	Hotels, Restaurants & Leisure	985	977	957
Sears Roebuck Acceptance Corp. (3), (5)	06/30/18	5.50%	L+ 4.50	1.00%	Multiline Retail	985	975	943
Securus Technologies Holdings, Inc. (5)	04/30/20	4.75%	L+ 3.50	1.25%	Diversified Telecommunications Services	1,880	1,861	1,754
Shearer's Foods, LLC (5)	06/30/21	5.25%	L+ 4.25	1.00%	Food Products	499	494	494
Solera, LLC (3), (5)	02/28/23	5.75%	L+ 4.75	1.00%	Software	500	485	500
Sterigenics-Nordion Holdings, LLC (5)	05/16/22	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	902	894	897
STS Operating, Inc. (5)	02/12/21	4.75%	L+ 3.75	1.00%	Trading Companies & Distributors	1,960	1,969	1,715
Surgery Center Holdings, Inc. (5)	11/03/20	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	1,975	1,967	1,955
Syniverse Holdings, Inc. (5)	04/23/19	4.00%	L+ 3.00	1.00%	Wireless Telecommunication Services	1,500	1,471	1,125
Thermasys Corp. (5)	05/03/19	5.26%	L+ 4.00	1.25%	Machinery	453	454	367
TPF II Power, LLC (5)	10/02/21	5.50%	L+ 4.50	1.00%	Independent Power and Renewable Electricity Producers	981	975	962
Travelport Finance (Luxembourg) S.à r.l. (3), (5)	09/02/21	5.75%	L+ 4.75	1.00%	Internet Software & Services	1,972	1,953	1,973
Turbocombustor Technology, Inc. (5)	12/02/20	5.50%	L+ 4.50	1.00%	Aerospace & Defense	3,421	3,398	3,045
U.S. Renal Care, Inc. (5)	12/30/22	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	499	494	498
Univision Communications Inc. (5)	03/01/20	4.00%	L+ 3.00	1.00%	Media	1,484	1,485	1,471
USI, Inc. (5)	12/27/19	4.25%	L+ 3.25	1.00%	Insurance	1,950	1,962	1,925
USIC Holdings, Inc. (5)	07/10/20	4.00%	L+ 3.00	1.00%	Construction & Engineering	1,451	1,456	1,428
Weight Watchers International, Inc. (3), (5)	04/02/20	4.00%	L+ 3.25	0.75%	Diversified Consumer Services	995	819	739
William Morris Endeavor Entertainment, LLC (5)	05/06/21	5.25%	L+ 4.25	1.00%	Media	1,960	1,958	1,963
WP CPP Holdings, LLC (5)	12/28/19	4.50%	L+ 3.50	1.00%	Aerospace & Defense	2,428	2,425	2,252
Total First Lien Floating Rate Loans						$174,359	$172,965	$164,186
Second Lien Floating Rate Loans —15.2% of Net Assets
Advantage Sales & Marketing Inc. (5)	07/25/22	7.50%	L+ 6.50	1.00%	Professional Services	$1,000	$994	$911
Ameriforge Group Inc. (6), (9)	12/21/20	8.75%	L+ 7.50	1.25%	Energy Equipment & Services	500	477	99
Applied Systems, Inc.	01/24/22	7.50%	L+ 6.50	1.00%	Software	980	975	929
Asurion, LLC (5)	03/03/21	8.50%	L+ 7.50	1.00%	Commercial Services & Supplies	1,000	990	942
Camp International Holding Company	11/29/19	8.25%	L+ 7.25	1.00%	Transportation Infrastructure	1,000	1,000	914
Checkout Holding Corp. (5)	04/11/22	7.75%	L+ 6.75	1.00%	Media	1,000	1,002	625
Cotiviti Corporation (5)	05/13/22	8.00%	L+ 7.00	1.00%	Professional Services	1,250	1,241	1,182
Del Monte Foods, Inc. (3), (5)	08/18/21	8.25%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,080
EWT Holdings III Corp.	01/15/22	8.50%	L+ 7.50	1.00%	Machinery	1,000	996	938

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans (continued) —15.2% of Net Assets
Filtration Group Corporation(5)	11/22/21	8.25%	L+ 7.25	1.00%	Industrial Conglomerates	$126	$125	$125
Jazz Acquisition, Inc. (5)	06/19/22	7.75%	L+ 6.75	1.00%	Aerospace & Defense	1,250	1,255	937
Jonah Energy LLC (5), (6)	05/12/21	7.50%	L+ 6.50	1.00%	Oil, Gas & Consumable Fuels	500	495	257
Landslide Holdings, Inc.	02/25/21	8.25%	L+ 7.25	1.00%	Software	1,000	995	895
Performance Food Group, Inc. (5)	11/14/19	7.21%	L+ 5.00	1.00%	Food & Staples Retailing	1,229	1,224	1,232
Ranpak Corp. (5)	10/03/22	8.25%	L+ 7.25	1.00%	Containers & Packaging	1,375	1,374	1,210
Road Infrastructure Investment, LLC (5)	09/30/21	7.75%	L+ 6.75	1.00%	Chemicals	2,000	2,007	1,920
Sedgwick Claims Management Services, Inc. (5)	02/28/22	6.75%	L+ 5.75	1.00%	Insurance	2,500	2,405	2,328
Solenis International, L.P. (5)	07/31/22	7.75%	L+ 6.75	1.00%	Chemicals	500	498	423
U.S. Renal Care, Inc. (5)	12/29/23	9.00%	L+ 8.00	1.00%	Health Care Providers & Services	500	490	494
WP CPP Holdings, LLC (5)	04/30/21	8.75%	L+ 7.75	1.00%	Aerospace & Defense	493	501	427
Total Second Lien Floating Rate Loans						$20,703	$20,543	$17,868
CLO Equity —28.9% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (6)	04/15/25	12.81%				$5,900	$4,452	$3,130
Apidos CLO XVIII, Income Notes (3), (4), (6)	07/22/26	11.54%				2,500	1,888	1,256
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	04/17/26	11.61%				4,750	3,826	2,128
Avery Point II CLO, Income Notes (3), (4), (6)	07/17/25	17.06%				3,200	2,214	1,054
Babson 2015-1, Income Notes (3), (4), (6)	04/20/27	14.82%				2,500	2,092	1,649
Blue Hill CLO, Ltd., Subordinated Notes (3), (4), (6)	01/15/26	13.93%				5,400	4,202	1,300
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4), (6)	01/15/26	32.27%				99	70	79
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	04/15/27	11.17%				2,500	2,040	1,224
Carlyle Global Market Strategies CLO 2015-3, LTD., Subordinated Notes (3), (4), (6)	07/28/28	21.96%				3,000	2,356	2,195
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	07/23/25	10.51%				4,675	3,479	2,033
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/25	8.18%				2,750	2,127	1,150
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/25	19.19%				2,500	1,614	1,223
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (6)	04/18/26	10.78%				5,250	3,851	2,395
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/17/25	11.51%				2,750	2,063	1,233
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4), (6)	04/18/26	23.31%				3,750	2,875	942
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/24	19.06%				1,000	718	589
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	04/15/26	12.29%				3,000	2,495	1,828
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/25	11.18%				3,410	2,305	1,449

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity (continued) —28.9% of Net Assets
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	08/12/26	8.93%				$2,500	$2,052	$1,235
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	01/15/24	9.49%				5,500	3,727	1,992
OZLM VI, Ltd., Subordinated Notes (3), (4), (6)	04/17/26	38.85%				2,000	1,022	1,048
OZLM VII, Ltd., Subordinated Notes (3), (4), (6)	07/17/26	39.06%				1,000	530	547
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (6)	04/18/26	16.09%				4,000	3,151	2,138
Total CLO Equity						$73,934	$55,149	$33,817
Common Equity —0.1% of Net Assets
New Millennium Holdco, Inc. (9,446 shares) (5), (6), (10)						$—	$—	$147
Total Common Equity						$—	$—	$147
Total Non-Control/Non-Affiliate Investments (8) — 184.3% of Net Assets						$268,996	$248,657	$216,018
Liabilities in Excess of Other Assets — (84.3%) of Net Assets								(98,831)
Net Assets — 100.0%								$117,187

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of March 31, 2016. For each CLO investment we have provided the accounting yield as of March 31, 2016 determined using the effective interest method that will be applied to the current amortized cost of the investment as adjusted for credit impairments, if any, in the following quarter. See Note 2 in this Quarterly Report on Form 10-Q regarding the recognition of Investment Income on CLOs.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically the London Interbank Offered Rate (“LIBOR” or “L”) or the prime index rate (“PRIME” or “P”), and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2016, qualifying assets represented 78% of total assets.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)	All or a portion of this position has not settled as of March 31, 2016.

(8)
Net estimated unrealized loss for federal income tax purposes is $(38,611) as of March 31, 2016 based on a tax cost of $254,628. Estimated aggregate gross unrealized loss for federal income tax purposes as of March 31, 2016 is $(39,203); estimated aggregate gross unrealized gain for federal income tax purposes as of March 31, 2016 is $592.

(9)
Investment is on non-accrual as of March 31, 2016 and therefore considered non-income producing. All subsequent cash received from investment will be used to reduce its cost basis until the investment is placed back on accrual status or the cost basis has been collected.

(10)	Common stock is non-income producing.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —143.8% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	05/28/2021	4.75%	L+ 3.75	1.00%	Hotels, Restaurants & Leisure	$1,972	$1,966	$1,846
Acosta, Inc. (5)	09/26/2021	4.25%	L+ 3.25	1.00%	Media	2,475	2,438	2,361
ADMI Corp. (5)	04/29/2022	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	547	546	548
Aegis Toxicology Sciences Corporation (5)	02/24/2021	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,642	1,633	1,384
Agrofresh Inc. (3), (5)	07/31/2021	5.75%	L+ 4.75	1.00%	Chemicals	647	646	638
Air Medical Group Holdings, Inc. (5)	04/28/2022	4.50%	L+ 3.50	1.00%	Health Care Providers & Services	1,990	1,995	1,932
Albertson's LLC (5)	03/21/2019	5.50%	L+ 4.50	1.00%	Food & Staples Retailing	993	989	991
AlixPartners, LLP (5)	07/28/2022	4.50%	L+ 3.50	1.00%	Diversified Financial Services	1,995	1,990	1,984
Alliant Holdings Intermediate, LLC (5)	08/12/2022	4.50%	L+ 3.50	1.00%	Insurance	1,045	1,042	1,022
American Tire Distributors, Inc. (5)	09/01/2021	5.25%	L+ 4.25	1.00%	Distributors	1,478	1,472	1,459
Amneal Pharmaceuticals LLC (5)	11/01/2019	4.50%	L+ 3.50	1.00%	Pharmaceuticals	992	992	976
AmWINS Group, LLC (5)	09/06/2019	5.25%	L+ 4.25	1.00%	Insurance	2,934	2,946	2,932
Anchor Glass Container Corporation (5)	07/01/2022	4.54%	L+ 3.50	1.00%	Containers & Packaging	963	959	962
AqGen Ascensus, Inc. (5), (7)	12/05/2022	5.50%	L+ 4.50	1.00%	Capital Markets	941	885	885
Aquilex LLC (5)	12/31/2020	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	968	966	929
Ardent Legacy Acquisitions, Inc. (5)	08/04/2021	6.50%	L+ 5.50	1.00%	Health Care Providers & Services	332	329	331
Arnhold and S. Bleichroeder Holdings, Inc. (5)	12/01/2022	4.75%	L+ 4.00	0.75%	Capital Markets	714	700	698
Ascend Learning, LLC (5)	07/31/2019	5.50%	L+ 4.50	1.00%	Diversified Consumer Services	588	586	586
Asurion, LLC (5)	05/24/2019	5.00%	L+ 3.75	1.25%	Commercial Services & Supplies	943	943	886
Asurion, LLC (5)	08/04/2022	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	1,244	1,238	1,141
Avaya Inc. (5)	05/29/2020	6.25%	L+ 5.25	1.00%	Software	997	806	700
BJ's Wholesale Club, Inc. (5)	09/26/2019	4.50%	L+ 3.50	1.00%	Food & Staples Retailing	1,471	1,472	1,414
Blackboard Inc. (5)	10/04/2018	4.75%	L+ 3.75	1.00%	Software	2,435	2,436	2,345
Blue Coat Holdings, Inc. (5)	05/20/2022	4.50%	L+ 3.50	1.00%	Communications Equipment	2,000	2,001	1,938
BWay Intermediate Company, Inc. (5)	08/14/2020	5.50%	L+ 4.50	1.00%	Containers & Packaging	2,456	2,437	2,369
C.H.I. Overhead Doors, Inc. (5)	07/29/2022	4.75%	L+ 3.75	1.00%	Building Products	332	332	327
Calceus Acquisition, Inc. (5)	01/31/2020	5.00%	L+ 4.00	1.00%	Textiles, Apparel & Luxury Goods	2,337	2,345	2,092
CAMP International Holding Company (5)	05/31/2019	4.75%	L+ 3.75	1.00%	Transportation Infrastructure	1,960	1,980	1,908
Carecore National, LLC (5)	03/05/2021	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	2,047	2,047	1,781
CCM Merger, Inc. (5)	08/06/2021	4.50%	L+ 3.50	1.00%	Hotels, Restaurants & Leisure	883	877	880
Checkout Holding Corp. (5)	04/09/2021	4.50%	L+ 3.50	1.00%	Media	2,463	2,461	1,982
CityCenter Holdings, LLC (5)	10/16/2020	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	1,774	1,783	1,764
Compuware Corporation (5)	12/15/2021	6.25%	L+ 5.25	1.00%	Software	2,972	2,906	2,780

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —143.8% of Net Assets
Cotiviti Corporation (5)	05/14/2021	4.50%	L+ 3.50	1.00%	Professional Services	$1,111	$1,102	$1,078
CPG International Inc. (5)	09/30/2020	4.75%	L+ 3.75	1.00%	Building Products	1,938	1,938	1,831
CPI Buyer, LLC (5)	08/16/2021	5.50%	L+ 4.50	1.00%	Trading Companies & Distributors	988	976	949
CT Technologies Intermediate Holdings, Inc. (5)	12/01/2021	5.25%	L+ 4.25	1.00%	Health Care Technology	498	495	482
Dell International LLC (5)	04/29/2020	4.00%	L+ 3.25	0.75%	Technology Hardware, Storage & Peripherals	2,488	2,495	2,472
Deltek, Inc. (5)	06/25/2022	5.00%	L+ 4.00	1.00%	Software	2,872	2,866	2,845
Dole Food Company, Inc. (5)	11/01/2018	4.50%	L+ 3.50	1.00%	Food Products	2,513	2,509	2,502
Duff & Phelps Corporation (5)	04/23/2020	4.75%	L+ 3.75	1.00%	Capital Markets	3,421	3,423	3,356
DynCorp International Inc. (5)	07/07/2016	6.25%	L+ 4.50	1.75%	Aerospace & Defense	2,189	2,191	2,097
Electrical Components International, Inc. (5)	05/28/2021	5.75%	L+ 4.75	1.00%	Electrical Equipment	1,970	1,974	1,964
Emerald Expositions Holding, Inc. (5)	06/17/2020	4.75%	L+ 3.75	1.00%	Media	2,622	2,640	2,587
Epicor Software Corporation (5)	06/01/2022	4.75%	L+ 3.75	1.00%	Software	995	993	974
eResearchTechnology, Inc. (5)	05/08/2022	5.50%	L+ 4.50	1.00%	Life Sciences Tools & Services	995	991	978
Evergreen Acqco 1 LP (5)	07/09/2019	5.00%	L+ 3.75	1.25%	Multiline Retail	621	623	509
EWT Holdings III Corp. (5)	01/15/2021	4.75%	L+ 3.75	1.00%	Machinery	980	976	965
Expro Finservices S.à r.l. (3), (5)	09/02/2021	5.75%	L+ 4.75	1.00%	Energy Equipment & Services	1,975	1,950	1,334
Fairmount Minerals, Ltd. (5)	09/05/2019	4.50%	L+ 3.50	1.00%	Metals & Mining	2,933	2,945	1,463
Filtration Group Corporation (5)	11/23/2020	4.25%	L+ 3.25	1.00%	Industrial Conglomerates	998	998	973
Fitness International, LLC (5)	07/01/2020	5.50%	L+ 4.50	1.00%	Hotels, Restaurants & Leisure	1,288	1,279	1,194
Gates Global LLC (5)	07/06/2021	4.25%	L+ 3.25	1.00%	Machinery	1,489	1,487	1,400
Global Tel*Link Corporation (5)	05/23/2020	5.00%	L+ 3.75	1.25%	Diversified Telecommunications Services	1,685	1,662	1,239
Gruden Acquisition, Inc. (5)	08/18/2022	5.75%	L+ 4.75	1.00%	Road & Rail	333	330	320
HGIM Corp. (5)	06/18/2020	5.50%	L+ 4.50	1.00%	Marine	1,466	1,470	872
Hyland Software, Inc. (5)	07/01/2022	4.75%	L+ 3.75	1.00%	Software	2,482	2,461	2,451
Immucor, Inc. (5)	08/19/2018	5.00%	L+ 3.75	1.25%	Health Care Equipment & Supplies	985	990	940
Indra Holdings Corp. (5)	05/01/2021	5.25%	L+ 4.25	1.00%	Textiles, Apparel & Luxury Goods	1,190	1,181	1,113
Informatica Corporation (5)	08/05/2022	4.50%	L+ 3.50	1.00%	Software	1,995	1,990	1,926
Information Resources, Inc. (5)	09/30/2020	4.75%	L+ 3.75	1.00%	Professional Services	1,955	1,965	1,945
Inmar, Inc. (5)	01/27/2021	4.25%	L+ 3.25	1.00%	Commercial Services & Supplies	1,970	1,956	1,927
Ion Media Networks, Inc. (5)	12/18/2020	4.75%	L+ 3.75	1.00%	Media	1,965	1,975	1,941
IPC Corp. (5)	08/06/2021	5.50%	L+ 4.50	1.00%	Software	1,489	1,482	1,404
Jaguar Holding Company I (5)	08/18/2022	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	1,493	1,485	1,454
Jazz Acquisition, Inc. (5)	06/19/2021	4.50%	L+ 3.50	1.00%	Aerospace & Defense	1,971	1,975	1,791
Key Safety Systems, Inc. (5)	08/29/2021	4.75%	L+ 3.75	1.00%	Auto Components	1,481	1,475	1,444
Kronos Acquisition Intermediate Inc. (3), (5)	08/26/2022	6.00%	L+ 5.00	1.00%	Household Products	998	974	971
La Frontera Generation, LLC (5)	09/30/2020	4.50%	L+ 3.50	1.00%	Independent Power and Renewable Electricity Producers	1,783	1,792	1,693

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —143.8% of Net Assets
Landmark Aviation FBO Canada, Inc. (3), (5)	10/25/2019	4.75%	L+ 3.75	1.00%	Aerospace & Defense	$75	$75	$75
Landslide Holdings, Inc. (5)	02/25/2020	5.00%	L+ 4.00	1.00%	Software	983	979	963
Language Line, LLC (5)	07/07/2021	6.50%	L+ 5.50	1.00%	Commercial Services & Supplies	956	947	953
Learning Care Group (US) No. 2 Inc. (5)	05/05/2021	5.00%	L+ 4.00	1.00%	Diversified Consumer Services	1,016	1,016	1,012
Leonardo Acquisition Corp. (5)	01/29/2021	4.25%	L+ 3.25	1.00%	Internet & Catalog Retail	2,940	2,950	2,930
Life Time Fitness, Inc. (5)	06/10/2022	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	498	495	486
LM U.S. Member LLC (5)	10/25/2019	4.75%	L+ 3.75	1.00%	Aerospace & Defense	1,895	1,902	1,889
Mallinckrodt International Finance S.A. (3), (5), (7)	03/19/2021	3.25%	L+ 2.50	0.75%	Pharmaceuticals	570	532	555
Mitchell International, Inc. (5), (7)	10/13/2020	4.50%	L+ 3.50	1.00%	Software	2,401	2,411	2,283
Moneygram International, Inc. (3), (5)	03/27/2020	4.25%	L+ 3.25	1.00%	IT Services	602	571	552
National Financial Partners Corp. (5)	07/01/2020	4.50%	L+ 3.50	1.00%	Insurance	2,466	2,480	2,376
New Millennium Holdco, Inc. (5)	12/21/2020	7.50%	L+ 6.50	1.00%	Health Care Providers & Services	323	323	299
Onex Carestream Finance LP (5)	06/07/2019	5.00%	L+ 4.00	1.00%	Health Care Equipment & Supplies	1,708	1,713	1,547
Opal Acquisition, Inc. (5)	11/27/2020	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	2,934	2,917	2,453
Ortho-Clinical Diagnostics Holdings Luxembourg S.À R.L. (3), (5)	06/30/2021	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	1,970	1,968	1,682
P2 Lower Acquisition, LLC (5)	10/22/2020	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,895	1,890	1,876
Peabody Energy Corporation (3), (5)	09/24/2020	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	990	903	475
PetSmart, Inc. (5)	03/11/2022	4.25%	L+ 3.25	1.00%	Specialty Retail	995	991	971
Phillips-Medisize Corporation (5)	06/16/2021	4.75%	L+ 3.75	1.00%	Health Care Equipment & Supplies	1,208	1,207	1,181
Plaskolite, LLC (5)	11/03/2022	5.75%	L+ 4.75	1.00%	Chemicals	550	545	547
Plaze, Inc. (5)	07/31/2022	5.25%	L+ 4.25	1.00%	Chemicals	832	831	828
Presidio, Inc. (5)	02/02/2022	5.25%	L+ 4.25	1.00%	IT Services	1,340	1,340	1,311
PrimeLine Utility Services LLC (5)	11/14/2022	6.50%	L+ 5.50	1.00%	Construction & Engineering	1,000	990	993
Quikrete Holdings, Inc. (5)	09/28/2020	4.00%	L+ 3.00	1.00%	Constructions Materials	2,086	2,093	2,066
RCHP, Inc. (5)	04/23/2019	6.00%	L+ 5.00	1.00%	Health Care Providers & Services	1,970	1,957	1,947
Renaissance Learning, Inc. (5)	04/09/2021	4.50%	L+ 3.50	1.00%	Software	1,965	1,964	1,887
RGIS Services, LLC (5)	10/18/2017	5.50%	L+ 4.25	1.25%	Commercial Services & Supplies	2,931	2,923	2,089
Riverbed Technology, Inc. (5)	04/25/2022	6.00%	L+ 5.00	1.00%	Communications Equipment	993	988	990
Scientific Games International, Inc. (3), (5)	10/01/2021	6.00%	L+ 5.00	1.00%	Hotels, Restaurants & Leisure	988	979	903
Sears Roebuck Acceptance Corp. (3), (5)	06/30/2018	5.50%	L+ 4.50	1.00%	Multiline Retail	987	976	931
Securus Technologies Holdings, Inc (5)	04/30/2020	4.75%	L+ 3.50	1.25%	Diversified Telecommunications Services	1,885	1,864	1,371
Shearer's Foods, LLC (5), (7)	06/30/2021	5.25%	L+ 4.25	1.00%	Food Products	500	495	494

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —143.8% of Net Assets
Spin Holdco Inc. (5)	11/14/2019	4.25%	L+ 3.25	1.00%	Diversified Consumer Services	$2,442	$2,442	$2,352
Sterigenics-Nordion Holdings, LLC (5)	05/16/2022	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	905	896	882
STS Operating, Inc. (5)	02/12/2021	4.75%	L+ 3.75	1.00%	Trading Companies & Distributors	1,965	1,975	1,886
Surgery Center Holdings, Inc. (5)	11/03/2020	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	1,980	1,972	1,962
Syniverse Holdings, Inc. (5)	04/23/2019	4.00%	L+ 3.00	1.00%	Wireless Telecommunication Services	1,500	1,468	1,107
Thermasys Corp. (5)	05/03/2019	5.25%	L+ 4.00	1.25%	Machinery	453	454	400
TPF II Power, LLC (5)	10/02/2021	5.50%	L+ 4.50	1.00%	Independent Power and Renewable Electricity Producers	984	978	966
Travelport Finance (Luxembourg) S.à r.l. (3), (5)	09/02/2021	5.75%	L+ 4.75	1.00%	Internet Software & Services	1,980	1,960	1,943
Turbocombustor Technology, Inc. (5)	12/02/2020	5.50%	L+ 4.50	1.00%	Aerospace & Defense	3,430	3,406	3,018
Tyche Holdings, LLC (5)	11/12/2021	4.75%	L+ 3.75	1.00%	IT Services	1,832	1,827	1,820
U.S. Renal Care, Inc. (5), (7)	12/30/2022	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	500	495	497
Univision Communications Inc. (5)	03/01/2020	4.00%	L+ 3.00	1.00%	Media	1,488	1,489	1,459
USI, Inc. (5)	12/27/2019	4.25%	L+ 3.25	1.00%	Insurance	1,955	1,968	1,899
USIC Holdings, Inc. (5)	07/10/2020	4.00%	L+ 3.00	1.00%	Construction & Engineering	1,455	1,460	1,370
Weight Watchers International, Inc. (3), (5)	04/02/2020	4.00%	L+ 3.25	0.75%	Diversified Consumer Services	997	810	741
William Morris Endeavor Entertainment , LLC (5)	05/06/2021	5.25%	L+ 4.25	1.00%	Media	1,965	1,963	1,936
WP CPP Holdings, LLC (5)	12/28/2019	4.50%	L+ 3.50	1.00%	Aerospace & Defense	2,435	2,431	2,272
Total First Lien Floating Rate Loans						$182,373	$181,367	$169,580
Second Lien Floating Rate Loans —19.1% of Net Assets
Advantage Sales & Marketing Inc. (5)	07/25/2022	7.50%	L+ 6.50	1.00%	Professional Services	$1,000	$994	$902
Ameriforge Group Inc. (6), (9)	12/21/2020	8.75%	L+ 7.50	1.25%	Energy Equipment & Services	500	489	42
Applied Systems, Inc.	01/24/2022	7.50%	L+ 6.50	1.00%	Software	980	975	912
Asurion, LLC (5)	03/03/2021	8.50%	L+ 7.50	1.00%	Commercial Services & Supplies	1,000	989	860
CAMP International Holding Company	11/29/2019	8.25%	L+ 7.25	1.00%	Transportation Infrastructure	1,000	1,000	974
Checkout Holding Corp. (5)	04/11/2022	7.75%	L+ 6.75	1.00%	Media	1,000	1,002	573
Cotiviti Corporation (5)	05/13/2022	8.00%	L+ 7.00	1.00%	Professional Services	1,250	1,240	1,236
Del Monte Foods, Inc. (3), (5)	08/18/2021	8.25%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,235
EWT Holdings III Corp.	01/15/2022	8.50%	L+ 7.50	1.00%	Machinery	1,000	996	965
Filtration Group Corporation (5)	11/22/2021	8.25%	L+ 7.25	1.00%	Industrial Conglomerates	126	125	123
Jazz Acquisition, Inc. (5)	06/19/2022	7.75%	L+ 6.75	1.00%	Aerospace & Defense	1,250	1,255	1,125
Jonah Energy LLC (5)	05/12/2021	7.50%	L+ 6.50	1.00%	Oil, Gas & Consumable Fuels	500	494	318
Landslide Holdings, Inc.	02/25/2021	8.25%	L+ 7.25	1.00%	Software	1,000	994	920
P2 Lower Acquisition, LLC	10/22/2021	9.50%	L+ 8.50	1.00%	Health Care Providers & Services	500	498	495

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans (continued) —19.1% of Net Assets
Performance Food Group, Inc. (5)	11/14/2019	6.25%	L+ 5.25	1.00%	Food & Staples Retailing	$2,038	$2,030	$2,038
Ranpak Corp. (5)	10/03/2022	8.25%	L+ 7.25	1.00%	Containers & Packaging	1,375	1,374	1,363
Road Infrastructure Investment, LLC (5)	09/30/2021	7.75%	L+ 6.75	1.00%	Chemicals	2,000	2,008	1,860
Sedgwick Claims Management Services, Inc. (5)	02/28/2022	6.75%	L+ 5.75	1.00%	Insurance	2,000	1,963	1,820
Solenis International, L.P. (5)	07/31/2022	7.75%	L+ 6.75	1.00%	Chemicals	500	498	402
TWCC Holding Corp. (5)	06/26/2020	7.00%	L+ 6.00	1.00%	Media	2,000	1,993	1,997
Tyche Holdings, LLC (5)	11/11/2022	9.00%	L+ 8.00	1.00%	IT Services	1,500	1,501	1,474
U.S. Renal Care, Inc. (5), (7)	12/29/2023	9.00%	L+ 8.00	1.00%	Health Care Providers & Services	500	490	493
WP CPP Holdings, LLC (5)	04/30/2021	8.75%	L+ 7.75	1.00%	Aerospace & Defense	493	502	448
Total Second Lien Floating Rate Loans						$25,012	$24,909	$22,575
CLO Equity —31.3% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (6)	04/15/2025	14.32%				$5,900	$4,616	$3,524
Apidos CLO XVIII, Income Notes (3), (4), (6)	07/22/2026	12.39%				2,500	1,936	1,351
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	04/17/2026	11.04%				4,750	3,947	2,612
Avery Point II CLO, Limited, Income Notes (3), (4), (6)	07/17/2025	14.09%				3,200	2,351	1,286
Babson 2015-1, Income Notes (3), (4), (6)	04/20/2027	16.32%				2,500	2,161	1,716
Blue Hill CLO, Ltd., Subordinated Notes (3), (4), (6)	01/15/2026	11.86%				5,400	4,315	1,520
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4), (6)	01/15/2026	27.45%				100	74	62
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	04/15/2027	11.90%				2,500	2,096	1,289
Carlyle Global Market Strategies CLO 2015-3, Ltd., Subordinated Notes (3), (4), (6)	07/28/2028	21.83%				3,000	2,491	2,436
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	07/23/2025	12.26%				4,675	3,595	2,296
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/2025	10.67%				2,750	2,184	1,431
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/2025	17.79%				2,500	1,676	1,205
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (6)	04/18/2026	11.21%				5,250	4,008	2,373
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/17/2025	11.31%				2,750	2,123	1,344
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4), (6)	04/18/2026	20.65%				3,750	3,045	1,474
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/2024	22.16%				1,000	728	665
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	04/15/2026	13.42%				3,000	2,557	2,133
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/2025	9.14%				3,410	2,414	1,495

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity (continued) —31.3% of Net Assets
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	01/15/2024	9.49%				$5,500	$3,924	$2,790
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	08/12/2026	10.46%				2,500	2,121	1,548
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (6)	04/18/2026	13.54%				4,000	3,237	2,304
Total CLO Equity						$70,935	$55,599	$36,854
Common Equity —0% of Net Assets
New Millennium Holdco, Inc. (9,446 shares) (5), (6), (10)						$—	$—	$47
Total Common Equity						$—	$—	$47
Total Non-Control/Non-Affiliate Investments (8) — 194.2% of net assets						$278,320	$261,875	$229,056
Liabilities in Excess of Other Assets — (94.2%)								(111,127)
Net Assets — 100.0%								$117,929

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of December 31, 2015. For each CLO investment we have provided the accounting yield as of December 31, 2015 determined using the effective interest method that will be applied to the current amortized cost of the investment as adjusted for credit impairments, if any, in the following quarter. See Note 2 in this Quarterly Report on Form 10-Q regarding the recognition of Investment Income on CLOs.

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

(8)
Net estimated unrealized loss for federal income tax purposes is $(38,561) as of December 31, 2015 based on a tax cost of $267,617. Estimated aggregate gross unrealized loss for federal income tax purposes as of December 31, 2015 is $(38,671); estimated aggregate gross unrealized gain for federal income tax purposes as of December 31, 2015 is $110.

(9)
Investment is on non-accrual as of December 31, 2015 and therefore considered non-income producing. All subsequent cash received from investment will be used to reduce its cost basis until the investment is placed back on accrual status or the cost basis has been collected.

(10)	Common stock is non-income producing.

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
Investment Objective
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”) which are commonly referred to as leveraged loans. We also invest in equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by SFRLs and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us.
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments which are of a normal recurring nature and considered necessary for the fair presentation of the financial statements for the interim period have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As of March 31, 2016 and December 31, 2015, all of our investments were Non-Control/Non-Affiliate investments.
Fair Value Measurements
We value our investments in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), as determined in good faith by our Board of Directors. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the investments to be different than the valuations currently assigned.
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
Securities Transactions
Securities transactions are recorded on the trade date. The trade date for loans purchased in the “primary market” is considered the date on which the loan allocations are determined. The trade date for loans and other investments purchased in the “secondary market” is the date on which the transaction is entered into. The trade date for primary CLO equity transactions and any other security transaction entered outside conventional channels is the date we have determined all material terms have been defined for the transaction and (a) we have obtained a right to demand the securities purchased and incur an obligation to pay the price of the securities purchased or (b) we have obtained a right to collect the proceeds of a sale and incurred an obligation to deliver the securities sold. Cost is determined based on consideration given, adjusted for amortization of original issuance discounts (“OID”), market discounts and premiums.
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
Income Taxes
As a RIC under Subchapter M of the Code, we are not subject to U.S. federal income tax on the portion of our taxable income distributed to our stockholders as a dividend. We intend to distribute 100% of our taxable income, within the Subchapter M rules, and therefore do not anticipate incurring corporate-level U.S. federal or state income tax. As a RIC, we are also subject to a nondeductible federal excise tax if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income and any recognized and undistributed taxable income from prior years.
ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or provision in the current year. Determinations regarding ASC 740 may be subject to review and adjustment at

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

a later date based upon factors, including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the next 12 months.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2016, we had two loans on non-accrual status.
Interest income on CLO equity investments is recognized using the effective interest method as required by FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and our cost basis. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates. During the three months ended March 31, 2016, we recorded $1.1 million in credit loss write downs to current amortized cost basis on three CLO equity investments.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid financial instruments with original maturities of 90 days or less, including those held in overnight sweep bank deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. We place our cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit.
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
Other General and Administrative Expenses
Other general and administrative expenses include audit and tax, professional fees, board of directors' fees, rent, IT system costs, custody, transfer agent and other operating expenses. These expenses are recognized on an accrual basis.
New Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) (“ASU 2016-01”), which makes targeted improvements to the

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables). ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU 2016-01 and do not believe its adoption will have a material impact on our consolidated financial statements.
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
Pursuant to the management agreement, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO (the “Expense Cap”). Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf and (ii) our operating expenses directly incurred by us, excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this Expense Cap, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the Expense Cap. Our Manager has agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us necessary for our operations that are not required to be provided by our Manager under the management agreement and (iii) make certain other immaterial changes. Following the expiration of the Expense Cap, we will be fully responsible for the payment of our operating expenses. For the three months ended March 31, 2016, and 2015 our Manager was responsible for $238 and $245, respectively, of operating expenses as a result of the Expense Cap.
Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. For the three months ended March 31, 2016 and 2015, we recognized management fee expenses of $497 and $578, respectively.
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
Note 4. Related Party Transactions
Administrative Services Agreement and Management Agreement
Our Manager has entered into an administrative services agreement whereby our Manager has agreed to reimburse American Capital and its affiliates for certain expenses incurred on our behalf. Pursuant to our management agreement, we are responsible for reimbursing our Manager, American Capital and its affiliates for expenses incurred on our behalf, excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or its affiliates who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. In addition, our Manager or one of its affiliates may pay for or incur certain expenses and then allocate these expenses to us. For

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

the three months ended March 31, 2016 and 2015, we recognized expenses of $194 and $262, respectively, pursuant to the management agreement. Refer to Note 3 in this Quarterly Report on Form 10-Q for additional information on the management agreement.
Securities Transactions
We may, from time to time, purchase securities from, or sell securities to affiliates of our Manager at fair market value on the trade date. During the three months ended March 31, 2016 and 2015, there were no purchases or sales of securities to affiliates of our Manager.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	2016	2015
Numerator — Net Earnings	$2,168	$3,791
Denominator — weighted average shares	10,000,100	10,000,100
Net Earnings per share	$0.22	$0.38

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
There may be instances when independent or third-party pricing sources are not available, or cases where we believe that the third-party pricing sources do not provide sufficient evidence to support a market participant's view of the fair value of the

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

debt investment being valued. These instances may result from an investment in a less liquid loan such as a middle market loan, a mezzanine loan or unitranche loan, or a loan to a company that has become financially distressed. In these instances, we may estimate the fair value based on a combination of a market yield valuation methodology and evaluated pricing discussed above, or solely based on a market yield valuation methodology. Under the market yield valuation methodology, we estimate the fair value based on a discounted cash flow technique. For these debt investments, the unobservable inputs used in the market yield valuation methodology to measure fair value reflect management's best estimate of assumptions that would be used by market participants when pricing the investment in a hypothetical transaction, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We will estimate the remaining life based on market data for the average life of similar loans. However, if we have information that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life to be used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since many loans are prepaid prior to the maturity date. The interest rate spreads used to estimate the fair value of our loans is based on current interest rate spreads of similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the anticipated proceeds that would be received in a liquidation.
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral, including, but not limited to, assumptions for default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions that are derived from multiple sources, including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. For the three months ended March 31, 2016, there were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process compared to the period ended December 31, 2015.
The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$164,186	$—	$164,186	$—
Second lien floating rate loans	17,868	—	17,511	357
CLO equity	33,817	—	—	33,817
Common equity	147	—	—	147
Total Investments	$216,018	$—	$181,697	$34,321

	December 31, 2015
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$169,580	$—	$169,580	$—
Second lien floating rate loans	22,575	—	22,216	359
CLO equity	36,854	—	—	36,854
Common equity	47	—	—	47
Total Investments	$229,056	$—	$191,796	$37,260

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2016 as well as the portion of net unrealized appreciation (depreciation) for the three months ended March 31, 2016 related to those assets still held as of March 31, 2016:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Total
Beginning Balance – December 31, 2015	$—	$359	$36,854	$47	$37,260
Purchases	—	—	1,493	—	1,493
Repayments (1)	—	(11)	(3,600)	—	(3,611)
Amortization of discount/premium (2)	—	—	1,657	—	1,657
Net unrealized appreciation (depreciation)	—	9	(2,587)	100	(2,478)
Ending Balance – March 31, 2016	$—	$357	$33,817	$147	$34,321
Net change in net unrealized appreciation (depreciation) attributable to our Level 3 assets still held as of March 31, 2016	$—	$9	$(2,587)	$100	$(2,478)

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.
The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2015 as well as the portion of net unrealized depreciation for the three months ended March 31, 2015 related to those assets still held as of March 31, 2015:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Total
Beginning Balance – December 31, 2014	$5,678	$3,240	$51,577	$60,495
Purchases	—	—	3,988	3,988
Sales	—	—	(2,283)	(2,283)
Repayments (1)	(10)	—	(3,244)	(3,254)
Amortization of discount/premium (2)	2	—	1,709	1,711
Transfers out (3)	(2,961)	(3,240)	—	(6,201)
Transfers in (3)	1,249	493	—	1,742
Realized gains, net	—	—	278	278
Net unrealized depreciation	(26)	(76)	(1,272)	(1,374)
Ending Balance – March 31, 2015	$3,932	$417	$50,753	$55,102
Net change in net unrealized appreciation (depreciation) attributable to our Level 3 assets still held as of March 31, 2015	$(26)	$(76)	$(1,057)	$(1,159)

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

     The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of March 31, 2016:

				Range
	Fair Value as of March 31, 2016	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
Second lien floating rate loans	$357	Third-party vendor pricing service	Bid/Ask	20	52	43
CLO equity	33,817	Discounted Cash Flow	Discount rate Prepayment rate Default rate	15.4% 25.0% 2.6%	60.9% 25.0% 4.8%	23.2% 25.0% 3.4%
Common equity	147	Third-party vendor pricing service	Bid/Ask	16	16	16
Total	$34,321
The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of December 31, 2015:

				Range
	Fair Value as of December 31, 2015	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
Second lien floating rate loans	$359	Third-party vendor pricing service	Bid/Ask	8	64	57
CLO equity	36,854	Discounted Cash Flow	Discount rate Prepayment rate Default rate	16.5% 30.0% 1.5%	29.0% 33.3% 1.7%	21.3% 30.2% 1.6%
Common equity	47	Third-party vendor pricing service	Bid/Ask	5	5	5
Total	$37,260
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

We use the Global Industry Classification Standard (“GICS®”) to classify the industry groupings of our SFRL investments. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total Senior Floating Rate Loans as of March 31, 2016 and December 31, 2015. Our investments in CLO equity are excluded from the table.

	March 31, 2016	December 31, 2015
Software	12.6%	11.6%
Health Care Providers & Services	9.0%	9.2%
Media	7.2%	7.7%
Insurance	5.8%	5.2%
Aerospace & Defense	5.8%	6.6%
Commercial Services & Supplies	5.2%	4.6%
Hotels, Restaurants & Leisure	4.5%	3.7%
Professional Services	2.8%	2.7%
Capital Markets	2.8%	2.6%
Food Products	2.5%	2.2%
Containers & Packaging	2.5%	2.4%
Machinery	2.4%	1.9%
Chemicals	2.4%	2.2%
Health Care Equipment & Supplies	2.0%	1.9%
Food & Staples Retailing	2.0%	2.3%
Life Sciences Tools & Services	1.8%	1.7%
Diversified Telecommunications Services	1.8%	1.4%
Communications Equipment	1.6%	1.5%
Transportation Infrastructure	1.5%	1.5%
Textiles, Apparel & Luxury Goods	1.5%	1.7%
Independent Power and Renewable Electricity Producers	1.5%	1.4%
Trading Companies & Distributors	1.5%	1.5%
Technology Hardware, Storage & Peripherals	1.4%	1.3%
Construction & Engineering	1.3%	1.2%
Diversified Consumer Services	1.3%	2.4%
Building Products	1.2%	1.1%
Constructions Materials	1.2%	1.1%
Diversified Financial Services	1.1%	1.0%
Oil, Gas & Consumable Fuels	1.1%	0.4%
Internet Software & Services	1.1%	1.0%
IT Services	1.0%	2.7%
Electrical Equipment	1.0%	1.0%
Internet & Catalog Retail	0.3%	1.5%
Other	7.3%	7.8%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Note 7. Debt
Secured Revolving Credit Facility
On October 29, 2015, ACSF Funding amended and restated its secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) to extend the maturity date from December 18, 2015 to December 18, 2018, to decrease the commitment amount from $140,000 to $135,000 and to eliminate the commitment fee when the facility is at least 90% utilized. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of March 31, 2016 and December 31, 2015, the fair value of the assets pledged as collateral in ACSF Funding were $178,426 and $187,895, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended. Following the amendment to the Credit Facility on October 29, 2015, if ACSF Funding terminates the commitment amount in whole or in part prior to December 18, 2017, ACSF Funding will be required to pay a make-whole fee equal to the sum of the present values of all future spread amounts that would have been payable in respect of the total commitments (or terminated portion thereof) during the period from the termination date through December 18, 2017.
ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the current lender commitments under the Credit Facility to the extent the outstanding amount of committed loans is less than an amount equal to 90% of the aggregate commitments from October 29, 2015 to the commitment termination date, payable quarterly in arrears.
As of March 31, 2016, there was $98,800 outstanding under the Credit Facility, which had a fair value of $98,800 and an interest rate of 2.21%. As of December 31, 2015, there was $110,200 outstanding under the Credit Facility, which had a fair value of $110,200 and an interest rate of 2.02%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of March 31, 2016 and December 31, 2015, ACSF Funding was in compliance with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the investments pledged as collateral by ACSF Funding.
For the three months ended March 31, 2016 and March 31, 2015 we incurred interest and commitment fees on the Credit Facility of $641 and $658, respectively.
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
We applied for retroactive relief under IRC Section 9100 to make a “deemed sale election” whereby we will treat our net unrealized gains (“Net Built-in Gain”) on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. In March 2016, we received retroactive relief approval from the IRS to make a “deemed sale election”. The late election statement will be filed by American Capital along with its amended 2014 federal consolidated income tax return by May 20, 2016. We have therefore treated the Net Built-in Gain on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. The federal estimated tax sharing payment that we owed to American Capital attributed to our Net Built-in Gain was $563. The entire amount was treated as a deemed capital contribution to us.
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
At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three months ended March 31, 2016 and 2015, we accrued excise tax of $27 and $70, respectively.
Note 9. Consolidated Financial Highlights

	Three Months Ended March 31,
	2016	2015
Per Share Data:
Net asset value, beginning of period	$11.79	$14.42
Net investment income	0.29	0.31
Net realized and unrealized (loss) gain on investments	(0.07)	0.07
Net Earnings	0.22	0.38
Distributions to stockholders	(0.29)	(0.29)
Net asset value, end of period	$11.72	$14.51
Per share market value, end of period	$10.03	$13.10
Total return based on market value (1), (5)	5.38%	10.52%
Total return based on net asset value (1), (5)	2.66%	2.81%
Ratios to Average Net Assets:
Net investment income (2)	9.97%	8.49%
Operating expenses (2), (3)	2.69%	2.38%
Interest and related expenses (2)	2.30%	2.10%
Total expenses (2), (3)	4.99%	4.48%
Supplemental Data:
Net assets, end of period	$117,187	$145,126
Shares outstanding, end of period	10,000,100	10,000,100
Average debt outstanding	$104,340	$128,958
Asset coverage per unit, end of period (4)	2,186	2,136
Portfolio turnover ratio (5)	4.11%	13.30%

(1)
Total return is based on the change in market price or net asset value per share during the period and takes into account distributions reinvested in accordance with the dividend reinvestment and stock purchase plan.

(2)	Annualized for periods less than one year.

(3)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.51% and 5.81%, respectively, without the expense cap for the three months ended March 31, 2016 and 3.06% and 5.16%, respectively, without the Expense Cap for the three months ended March 31, 2015.

(4)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

(5)	Not annualized for periods less than one year.
Note 10. Capital Transactions
On February 8, 2016, we announced a monthly cash distribution to stockholders of $0.097 per share for each of February, March and April 2016. On May 2, 2015, we announced a monthly cash distribution to stockholders of $0.097 per share for each of May, June and July 2016. Since our January 2014 IPO, we have declared a total of $28.7 million in distributions to stockholders, or $2.872 per share.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Note 11. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of March 31, 2016 or December 31, 2015.
We did not engage in any off-balance sheet activities as of March 31, 2016 or December 31, 2015.
Note 12. Subsequent Events
On May 02, 2016, we declared monthly cash distributions to stockholders of $0.097 per share for each of May, June and July 2016. The monthly cash distributions will be paid to common stockholders of record as set forth in the table below:

	Distribution per Share	Record Date	Ex-Dividend Date	Payment Date
May 2016	$0.097	May 23, 2016	May 19, 2016	June 2, 2016
June 2016	$0.097	June 23, 2016	June 21, 2016	July 5, 2016
July 2016	$0.097	July 21, 2016	July 19, 2016	August 2, 2016

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
Our investment activities are managed by American Capital ACSF Management, LLC (our “Manager”) for an annual base management fee of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager. However, in connection with our IPO, our Manager agreed that our annual other operating expenses, as defined in our management agreement, will generally not exceed 75 basis points of ACSF’s quarter end consolidated net assets, excluding unrealized gains or losses (“Expense Cap”) for the first 24 months following our IPO. Our Manager has agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us necessary for our operations that are not required to be provided by our Manager under the management agreement and (iii) make certain other immaterial changes. Following the expiration of the Expense Cap, we will be fully responsible for the payment of our operating expenses.

Investments
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans”, “SFRLs” or “Loan Portfolio”) which are commonly referred to as leveraged loans. Standard and Poor's (“S&P”) defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. Senior Floating Rate Loans are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest in equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by SFRLs and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in Senior Floating Rate Loans.
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
Expenses
We do not have any employees and do not pay our officers any cash or non-cash equity compensation. We pay, or reimburse our Manager and its affiliates, for expenses related to our operations incurred on our behalf, excluding employment-related expenses of our and our Manager's officers and any employees of American Capital or the parent company of our Manager who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. However, in accordance with the terms of our management agreement, our Manager agreed to limit the amount of operating expenses subject to reimbursement by us to the amount of the Expense Cap (See “Management Agreement” in this Quarterly Report on Form 10-Q for further discussion).
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
Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The leveraged loan market has grown substantially in recent years with the amount of total leveraged loans outstanding exceeding $880 billion as of March 31, 2016. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite the size and liquidity of the loan market, there continues to be volatility in the loan market as a result of (i) the dynamic correlation between retail fund flows, and (ii) the financial performance of the underlying issuers that comprise the asset class. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with first lien and second lien transactions that support leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for large to mid-sized borrowers.

During the three months ended March 31, 2016, technical factors in the leveraged loan market slowly began to improve as retail outflows moderated. Retail flows to loan funds and CLO issuance both increased as the quarter progressed, contributing to an overall improvement in loan prices during the three months ended March 31, 2016 as evidenced by an increase in the average bid of the S&P/LSTA Leveraged Loan Index to 91.51 on March 31, 2016, up from the December 31, 2015 average bid price of 91.26. Similarly, technical and fundamental factors resulted in a decline in CLO equity prices. Higher liquidity premiums, largely driven by the broad market risk-off sentiment and lower projected cash flows, primarily as a result of an increase in defaulted loans held by the CLOs as well as forward default expectations, resulted in a corresponding decline in the fair value of CLO equity.
Portfolio and Investment Activity
As of March 31, 2016, our portfolio was comprised of 76% first lien loans, 8% second lien loans and 16% CLO equity, measured at fair value. The Loan Portfolio consisted of 128 portfolio companies in 46 industries, and the CLO portfolio included 22 CLOs managed by 16 collateral managers with vintages ranging from 2012-2015. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.75%. The weighted average LIBOR floor in our Loan Portfolio was 1.01% as of March 31, 2016. The following table depicts a summary of the portfolio as of March 31, 2016:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Appreciation (Depreciation)	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$172,965	$164,186	$(8,779)	5.11%
Second lien floating rate loans	20,543	17,868	(2,675)	8.02%
Total Senior Floating Rate Loans	193,508	182,054	(11,454)	5.42%
CLO equity	55,149	33,817	(21,332)	9.75%
Common equity	—	147	147	—%
Total Investment Portfolio	$248,657	$216,018	$(32,639)	6.38%
The portfolio is actively managed, with a turnover ratio of 4.11% for the three months ended March 31, 2016. During the three months ended March 31, 2016, Loan Portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The average yield during the three months ended March 31, 2016 on the Loan Portfolio, CLO equity and total portfolio was 5.42%, 9.75% and 6.38%, respectively. The following tables depict the portfolio activity for the three months ended March 31, 2016:

($ in thousands)	First Lien	Second Lien	CLO Equity	Common Equity	Total
Fair Value, Beginning	$169,580	$22,575	$36,854	$47	$229,056
Purchases	7,062	440	1,493	—	8,995
Sales	(6,911)	(1,504)	—	—	(8,415)
Repayments (1)	(7,702)	(3,321)	(3,600)	—	(14,623)
Non-cash income accrual (2)	54	4	1,657	—	1,715
Net realized gains (losses)	(905)	15	—	—	(890)
Net unrealized appreciation (depreciation)	3,008	(341)	(2,587)	100	180
Fair Value, Ending	$164,186	$17,868	$33,817	$147	$216,018

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three months ended March 31, 2016.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three months ended March 31, 2016.

	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio Companies, Beginning	128	20	148
Purchases (new)	9	2	11
Purchases (add-on to existing)	4	—	4
Complete exit	(9)	—	(9)
Portfolio Companies, Ending	128	22	150

The following table depicts the weighted average portfolio yield by activity type during the three months ended March 31, 2016:

	First Lien	Second Lien	CLO Equity	Total
Beginning Yield	5.03%	7.90%	10.04%	6.37%
Purchases	6.10%	7.55%	37.75%	9.68%
Sales	(4.72)%	(8.98)%	—%	(4.96)%
Repayments	(4.71)%	(7.44)%	(13.79)%	(7.59)%
Ending Yield	5.11%	8.02%	9.75%	6.38%
As of December 31, 2015, our portfolio was comprised of 74% first lien loans, 10% second lien loans and 16% CLO equity, measured at fair value. The Loan Portfolio consisted of 128 portfolio companies in 46 industries, and the CLO portfolio included 20 CLOs managed by 15 collateral managers. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.75%. The weighted average LIBOR floor in our Loan Portfolio was 1.01% as of December 31, 2015. The following table depicts a summary of the portfolio as of December 31, 2015:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$181,367	$169,580	$(11,787)	4.98%
Second lien floating rate loans	24,909	22,575	(2,334)	7.81%
Total Senior Floating Rate Loans	206,276	192,155	(14,121)	5.36%
CLO equity	55,599	36,854	(18,745)	10.04%
Common equity	—	47	47	—%
Total Investment Portfolio	$261,875	$229,056	$(32,819)	6.37%
The portfolio is actively managed, with a turnover ratio of 13.30% for the three months ended March 31, 2015. The average yield during the three months ended March 31, 2015 on the Loan Portfolio, CLO equity and total portfolio was 5.37%, 13.66% and 6.93%, respectively. The following tables depict the portfolio activity for the three months ended March 31, 2015:

($ in thousands)	First Lien	Second Lien	CLO Equity	Total
Fair Value, Beginning	$194,952	$29,841	$51,577	$276,370
Purchases	29,701	2,491	3,988	36,180
Sales	(31,116)	(3,264)	(2,283)	(36,663)
Repayments (1)	(2,525)	(8)	(3,244)	(5,777)
Non-cash income accrual (2)	7	3	1,709	1,719
Net realized gains (losses)	4	25	278	307
Net unrealized appreciation (depreciation)	1,705	(9)	(1,272)	424
Fair Value, Ending	$192,728	$29,079	$50,753	$272,560

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three months ended March 31, 2015.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three months ended March 31, 2015.

	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio Companies - Beginning	117	16	133
Purchases (new)	19	2	21
Purchases (add-on to existing)	4	—	4
Complete exit	(15)	(1)	(16)
Portfolio Companies - Ending	121	17	138

The following table depicts the weighted average portfolio yield by activity type during the three months ended March 31, 2015:

	First Lien	Second Lien	CLO Equity	Total
Beginning Yield	4.98%	7.81%	13.64%	6.92%
Purchases	5.34%	9.25%	17.12%	6.60%
Sales	(5.11)%	(8.86)%	(18.93)%	(6.25)%
Repayments	(5.12)%	(6.37)%	(13.64)%	(9.93)%
Repricing/Reforecast	—%	n/a	—%	—%
Ending Yield	5.02%	7.81%	14.02%	7.06%
As of March 31, 2016, approximately 75% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of March 31, 2016:

First Lien	Second Lien

Results of Operations

Operating results for the three months ended March 31, 2016 and 2015 were as follows:

($ in thousands)	2016	2015
Investment income:
First lien floating rate loans	$2,239	$2,432
Second lien floating rate loans	449	600
CLO equity	1,657	1,709
Total investment income	4,345	4,741
Expenses:
Interest and other debt related costs	664	755
Management fee	497	578
Other expenses, net	279	278
Net expenses	1,440	1,611
Net investment income before taxes	2,905	3,130
Income tax provision	(27)	(70)
Net investment income	2,878	3,060
Net realized and unrealized (loss) gain on investments:
Net realized (loss) gain on investments	(890)	307
Net unrealized appreciation on investments	180	424
Net realized and unrealized (loss) gain on investments	(710)	731
Net Earnings	$2,168	$3,791

Investment Income
Investment income decreased $0.4 million to $4.3 million for the three months ended March 31, 2016 over the comparable period in 2015. The decrease was a result of a smaller investment portfolio, on average, during the first quarter of 2016 compared to the first quarter of 2015.
Net Expenses
Net expenses decreased $0.2 million to $1.4 million for the three months ended March 31, 2016 compared to the comparable period in 2015. The decline was driven by a reduction of interest expense due to less debt outstanding and lower management fees as a result of lower Net Assets during the first quarter of 2016 compared to the first quarter of 2015.
The following table outlines the costs associated with our debt financing during the three months ended March 31, 2016 and 2015:

($ in thousands)	2016	2015
Interest expense	$583	$637
Commitment fees	58	21
Amortization of debt financing costs	23	97
Total Debt Financing Costs	$664	$755

Average debt outstanding	$104,340	$128,958
Average cost of funds (1)	2.55%	2.37%
Weighted average interest rate	2.21%	1.98%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs

Net Realized Gains (Losses)
Sales and repayments of investments during the three months ended March 31, 2016 totaled $23.0 million resulting in net realized losses of $0.9 million. Sales and repayments of investments during the three months ended March 31, 2015 totaled $42.4 million resulting in net realized gains of $0.3 million.
Net Unrealized Appreciation (Depreciation)
During the three months ended March 31, 2016, we recognized net unrealized appreciation on the investment portfolio of $0.2 million primarily driven by net unrealized appreciation of $2.8 million on the Loan Portfolio, offset by $2.6 million of net unrealized depreciation on the CLO Portfolio. The primary driver for the increase in fair value of the Loan Portfolio was higher prices in the broadly syndicated U.S. loan market as a result of improved inflows during the quarter. The decline in fair value of the CLO Portfolio was a result of a widening of spreads, credit and downgrade concerns and low trades in CLO equity. The net unrealized appreciation on the investment portfolio during the three months ended March 31, 2015 was $0.4 million, which was comprised of $1.7 million of unrealized appreciation on the Loan Portfolio, partially offset by $(1.1) million of net unrealized depreciation in CLO equity and $(0.2) million from the reversal of previously recognized net unrealized appreciation upon the exit of one CLO position.
Taxes
We have elected be treated as a RIC for income tax purposes beginning with the date of our IPO. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements; additionally, we must distribute annually at least 90% of our ordinary income, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we generally are not subject to the entity level taxes on earnings timely distributed to our stockholders. At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For each of the three months ended March 31, 2016 and 2015, we accrued federal excise taxes of less than $0.1 million.
Financial Condition, Liquidity and Capital Resources
Liquidity and capital resources arise primarily from our Credit Facility and cash flow from operations. In addition, we may use proceeds from any follow-on equity offerings of common stock and other supplementary financing mechanisms as additional sources of capital and liquidity.
In order to qualify as a RIC, we must annually distribute in a timely manner to our stockholders at least 90% of our taxable ordinary income. In addition, we must also distribute in a timely manner to our stockholders all of our taxable ordinary and capital income in order to not be subject to income taxes. Accordingly, our ability to retain earnings is limited.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of March 31, 2016, our net asset value was $11.72 per share and our closing market price was $10.03 per share.
Debt Capital
As of March 31, 2016, we had $98.8 million in borrowings outstanding on our Credit Facility and our debt to equity ratio was 0.84x. The fair value of assets pledged as collateral on our Credit Facility as of March 31, 2016 were $178.4 million. As of March 31, 2016, we had approximately $38.8 million of available liquidity consisting of $2.6 million of cash and cash equivalents and $36.2 million of available capacity on our Credit Facility.
As a BDC, we are permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of March 31, 2016, our asset coverage was 219% .
Operating and Financing Cash Flows
For the three months ended March 31, 2016, net cash provided by operating activities was $14.4 million and was primarily due to net proceeds from the sale of investments of $23.0 million, offset by $9.0 million of investment purchases. For the three months ended March 31, 2016, net cash used in financing activities was $14.3 million and was primarily used to reduce debt outstanding by $11.4 million and pay $2.9 million of distributions to stockholders. For the three months ended March 31, 2015, net cash provided by operating activities was $5.5 million and was primarily from the collection of interest on our investment portfolio. For the three months ended March 31, 2015, net cash used in financing activities was $(5.1) million and was attributed to $2.9 million for distributions to stockholders paid and a net decrease in debt outstanding of $2.2 million.
Contractual Obligations
A summary of our contractual payment obligations as of March 31, 2016 are as follows:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility	$98,800	$—	$98,800	$—	$—

Off-Balance Sheet Arrangements
We do not currently engage in off-balance sheet arrangements.
Distributions to Stockholders
When determining distributions to stockholders, our Board of Directors considers estimated taxable income, GAAP income and economic performance. Actual taxable income may differ from GAAP income due to temporary and permanent differences in income and expense recognition and changes in unrealized appreciation and depreciation on investments. The specific tax characteristics will be reported to stockholders on Form 1099 after the end of the calendar year. We currently expect distributions to stockholders for 2016 to be from ordinary taxable income.

The table below details the distributions to stockholders declared on our shares of common stock since the completion of our IPO:

Quarterly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.180	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.280	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.280	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.290	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.290	$2,900

Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
November 2, 2015	November 18, 2015	November 20, 2015	December 2, 2015	$0.097	$970
November 2, 2015	December 22, 2015	December 24, 2015	January 5, 2016	$0.097	$970
November 2, 2015	January 20, 2016	January 22, 2016	February 2, 2016	$0.097	$970
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
May 2, 2016	May 19, 2016	May 23, 2016	June 2, 2016	$0.097	$970
May 2, 2016	June 21, 2016	June 23, 2016	July 5, 2016	$0.097	$970
May 2, 2016	July 19, 2016	July 21, 2016	August 2, 2016	$0.097	$970
Inception to Date Total				$2.872	$28,720

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
Valuation of Portfolio Investments
We value our investments in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), as determined in good faith by our Board of Directors.

We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our Manager's investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service, broker-dealers, and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then presented to the Investment Committee and reviewed and approved by our Audit and Compliance Committee. The valuation recommendations are then reviewed by our Board of Directors for final approval. There were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process during the three months ended March 31, 2016
ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings. When available, we determine the fair value of our investments using unadjusted quoted prices from active markets. Where inputs for an asset or liability fall into more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment's fair value measurement. We use judgment and consider factors specific to the investment when determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
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
There may be instances when independent or third-party pricing sources are not available, or cases where we believe that the third-party pricing sources do not provide sufficient evidence to support a market participant's view of the fair value of the debt investment being valued. These instances may result from an investment in a less liquid loan such as a middle market loan, a mezzanine loan or unitranche loan, or a loan to a company that has become financially distressed. In these instances, we may estimate the fair value based on a combination of a market yield valuation methodology and evaluated pricing discussed above, or solely based on a market yield valuation methodology. Under the market yield valuation methodology, we estimate the fair value based on a discounted cash flow technique. For these debt investments, the unobservable inputs used in the market yield valuation methodology to measure fair value reflect management's best estimate of assumptions that would be used by market participants when pricing the investment in a hypothetical transaction, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We will estimate the remaining life based on market data for the average life of similar loans. However, if we have information that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life to be used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since many loans are prepaid prior to the maturity date. The interest rate spreads used to estimate the fair value of our loans is based on current interest rate spreads of similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the anticipated proceeds that would be received in a liquidation.
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral, including, but not limited to, assumptions for default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions that are derived from multiple sources, including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of March 31, 2016, 100% of the debt investments in our portfolio had interest rate floors between 0.75% and 1.75%, which, in the current interest rate environment where LIBOR is below 0.75%, has effectively converted those floating rate debt investments to fixed rate debt investments. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor, and therefore, our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of March 31, 2016, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our SFRL portfolio and debt financing.

($ in thousands except per share data) Basis point increase (1)	Interest income	Interest expense	Net increase	Net increase per share
300	$5,037	$2,958	$2,079	$0.21
200	$3,101	$1,972	$1,129	$0.11
100	$1,169	$986	$183	$0.02
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
The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO equity investments as of March 31, 2016(1).
(1) Forward LIBOR curve used to develop the cash flows incorporated in the March 31, 2016 valuations and the cash flows used to calculate the effective yield as of March 31, 2016. Source: Bloomberg as of April 20, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be a party to certain ordinary routine litigation incidental to our business, including the enforcement of our rights under contracts with our portfolio companies. We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A. Risk Factors
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have not materially changed.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	May 9, 2016	By:	/s/ John R. Erickson
John R. Erickson Executive Vice President and Chief Financial Officer (Principal Financial Officer)