Form 10-Q
period 2016-06-30
American Capital Senior Floating, Ltd.
filed 2016-08-05
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange     Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $.01 par value, outstanding as of August 2, 2016 was 10,000,100.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2016 (unaudited)	December 31, 2015
Assets:
Investments, fair value (cost of $252,347 and $261,875, respectively)	$227,417	$229,056
Cash and cash equivalents	3,181	2,474
Receivable for investments sold	3,675	3,096
Deferred financing costs	227	273
Interest receivable	576	583
Prepaid expenses and other assets	347	89
Receivable from affiliate (see notes 3 and 4)	455	234
Total assets	$235,878	$235,805
Liabilities:
Secured revolving credit facility payable (see note 7)	$97,100	$110,200
Payable for investments purchased	11,872	5,437
Distributions to stockholders payable (see note 10)	970	970
Management fee payable (see note 3)	1,008	536
Interest payable (see note 7)	26	52
Taxes payable (see note 8)	69	278
Payable to affiliate (see note 4)	161	217
Other liabilities and accrued expenses	127	186
Total liabilities	111,333	117,876
Commitments and contingencies (see note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000,100 issued and outstanding; 300,000,000 authorized	100	100
Paid-in capital in excess of par	150,903	150,903
Undistributed net investment income	1,586	1,560
Accumulated net realized loss from investments	(3,114)	(1,815)
Net unrealized depreciation on investments	(24,930)	(32,819)
Total net assets	124,545	117,929
Total liabilities and net assets	$235,878	$235,805
Net asset value per share outstanding	$12.45	$11.79

See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest	$4,272	$4,880	$8,617	$9,621
Total investment income	4,272	4,880	8,617	9,621
Expenses:
Interest and commitment fee (see note 7)	617	661	1,258	1,319
Management fee (see note 3)	511	563	1,008	1,141
Professional fees	181	43	234	91
Insurance	109	115	220	233
Amortization of deferred financing costs	23	97	46	194
Other general and administrative expenses (see note 4)	443	351	796	708
Total expenses	1,884	1,830	3,562	3,686
Expense reimbursement (see notes 3 and 4)	(455)	(227)	(693)	(472)
Net expenses	1,429	1,603	2,869	3,214
Net investment income before taxes	2,843	3,277	5,748	6,407
Income tax benefit (provision) (see note 8)	125	(57)	98	(127)
Net investment income	2,968	3,220	5,846	6,280
Net (loss) gain on investments:
Net realized (loss) gain on investments	(409)	78	(1,299)	385
Net unrealized appreciation (depreciation) on investments	7,709	(150)	7,889	274
Income tax benefit	—	11	—	11
Net gain (loss) on investments	7,300	(61)	6,590	670
Net increase in net assets resulting from operations (“Net Earnings”)	$10,268	$3,159	$12,436	$6,950

Net investment income per share	$0.30	$0.32	$0.58	$0.63
Net Earnings per share (see note 5)	$1.03	$0.32	$1.24	$0.70
Distributions to stockholders declared per share	$0.29	$0.29	$0.58	$0.58
Weighted average shares outstanding	10,000	10,000	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operations:
Net investment income	$5,846	$6,280
Net realized (loss) gain	(1,299)	385
Net unrealized appreciation on investments	7,889	285
Net Earnings	12,436	6,950

Distributions to stockholders:
From net investment income	(5,820)	(5,810)

Capital Transactions:
Proceeds from initial public offering	—	—
Offering costs	—	—
Distribution for income taxes waived	—	(11)
Net decrease in net assets from capital transactions	—	(11)
Net increase in net assets	6,616	1,129

Net assets beginning of period	117,929	144,235
Net assets end of period	$124,545	$145,364

Undistributed net investment income included in net assets	$1,586	$603
Common shares outstanding	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Earnings	$12,436	$6,950
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss (gain) on investments	1,299	(385)
Net unrealized appreciation on investments	(7,889)	(274)
Accretion of CLO interest income	(3,306)	(3,582)
Net amortization of discount on loans	(133)	(24)
Amortization of deferred financing costs	46	194
Purchase of investments	(41,133)	(75,084)
Proceeds from disposition of investments	52,801	83,528
Increase in receivable for investments sold	(579)	(829)
Increase in payable for investments purchased	6,435	4,174
Increase in receivable from affiliate	(221)	(63)
Decrease in interest receivable	7	144
Increase in prepaid expenses and other assets	(258)	(123)
Decrease in interest payable	(26)	(4)
(Decrease) increase in other liabilities and accrued expenses	(59)	13
Decrease in payable to affiliate	(56)	(29)
Increase (decrease) in management fee payable	472	(14)
Decrease (increase) in taxes payable	(209)	49
Net cash provided by operating activities	19,627	14,641
Cash Flows from Financing Activities:
Distributions to stockholders paid	(5,820)	(7,740)
Payments on revolving credit facility, net	(13,100)	(6,200)
Net cash used in financing activities	(18,920)	(13,940)
Net increase in cash and cash equivalents	707	701
Cash and cash equivalents at beginning of period	2,474	1,757
Cash and cash equivalents at end of period	$3,181	$2,458
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$1,284	$1,323
Cash paid for income taxes	$240	$67
Distributions to stockholders declared and payable during the period	5,820	5,810
Supplemental disclosure of non-cash financing activity:
Distribution for income taxes waived	$—	$(11)

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —139.6% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	05/28/21	4.75%	L+ 3.75	1.00%	Hotels, Restaurants & Leisure	$1,962	$1,957	$1,896
Acosta, Inc. (5)	09/26/21	4.25%	L+ 3.25	1.00%	Media	2,463	2,429	2,373
ADMI Corp. (5)	04/29/22	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	1,542	1,538	1,546
Aegis Toxicology Sciences Corporation (5)	02/24/21	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,633	1,626	1,503
Agrofresh Inc. (3), (5)	07/31/21	5.75%	L+ 4.75	1.00%	Chemicals	644	642	629
Air Medical Group Holdings, Inc. (5)	04/28/22	4.25%	L+ 3.25	1.00%	Health Care Providers & Services	1,980	1,984	1,937
Albertson's LLC (5)	12/21/22	4.75%	L+ 3.75	1.00%	Food & Staples Retailing	990	965	991
AlixPartners, LLP (5)	07/28/22	4.50%	L+ 3.50	1.00%	Diversified Financial Services	1,985	1,981	1,985
Alliant Holdings Intermediate, LLC (5)	08/12/22	4.50%	L+ 3.50	1.00%	Insurance	1,040	1,037	1,026
Altice France S. A. (5)	01/15/24	5.00%	L+ 4.25	0.75%	Media	1,500	1,485	1,492
American Tire Distributors, Inc. (5)	09/01/21	5.25%	L+ 4.25	1.00%	Distributors	1,471	1,465	1,425
Amneal Pharmaceuticals LLC (5)	11/01/19	4.50%	L+ 3.50	1.00%	Pharmaceuticals	987	987	983
AmWINS Group, LLC (5)	09/06/19	4.75%	L+ 3.75	1.00%	Insurance	2,919	2,929	2,921
Anchor Glass Container Corporation (5)	07/01/22	4.75%	L+ 3.75	1.00%	Containers & Packaging	2,429	2,418	2,426
APLP Holdings Limited Partnership (5)	04/13/23	6.00%	L+ 5.00	1.00%	Independent Power and Renewable Electricity Producers	482	468	483
AqGen Ascensus, Inc. (5)	12/05/22	5.50%	L+ 4.50	1.00%	Capital Markets	1,493	1,436	1,475
Aquilex LLC (5)	12/31/20	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	906	905	868
Ardent Legacy Acquisitions, Inc. (5)	08/04/21	6.50%	L+ 5.50	1.00%	Health Care Providers & Services	331	328	332
Arnold and S. Bleichroeder Holdings, Inc. (5)	12/01/22	4.75%	L+ 4.00	0.75%	Capital Markets	711	698	698
Ascend Learning, LLC (5)	07/31/19	5.50%	L+ 4.50	1.00%	Diversified Consumer Services	586	584	586
Asurion, LLC (5)	08/04/22	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	2,155	2,134	2,130
Avaya Inc. (5)	05/29/20	6.25%	L+ 5.25	1.00%	Software	991	822	709
BJ's Wholesale Club, Inc. (5)	09/26/19	4.50%	L+ 3.50	1.00%	Food & Staples Retailing	1,431	1,432	1,419
Blackboard Inc. (5)	10/04/18	4.75%	L+ 3.75	1.00%	Software	2,423	2,424	2,292
BWay Intermediate Company, Inc. (5)	08/14/20	5.52%	L+ 4.50	1.00%	Containers & Packaging	2,378	2,362	2,374
C.H.I. Overhead Doors, Inc. (5)	07/29/22	4.75%	L+ 3.75	1.00%	Building Products	331	330	329
Calceus Acquisition, Inc. (5)	01/31/20	5.00%	L+ 4.00	1.00%	Textiles, Apparel & Luxury Goods	2,325	2,332	1,744
Camp International Holding Company (5)	05/31/19	4.75%	L+ 3.75	1.00%	Transportation Infrastructure	1,950	1,967	1,944
Candy Intermediate Holdings, Inc.	06/15/23	5.50%	L+ 4.50	1.00%	Food Products	1,800	1,798	1,801
Carecore National, LLC (5)	03/05/21	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	2,009	2,009	1,864

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —139.6% of Net Assets
CCM Merger Inc. (5)	08/06/21	4.50%	L+ 3.50	1.00%	Hotels, Restaurants & Leisure	$822	$817	$823
CEC Entertainment, Inc. (5), (7)	02/12/21	4.00%	L+ 3.00	1.00%	Hotels, Restaurants & Leisure	746	720	726
Checkout Holding Corp. (5)	04/09/21	4.50%	L+ 3.50	1.00%	Media	2,450	2,449	2,062
CHG Healthcare Services, Inc. (5)	06/07/23	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	665	665	666
CityCenter Holdings, LLC (5)	10/16/20	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	1,461	1,468	1,463
CNT Holdings III Corp (5)	01/22/23	5.25%	L+ 4.25	1.00%	Internet & Catalog Retail	499	494	499
Compuware Corporation (5)	12/15/21	6.25%	L+ 5.25	1.00%	Software	2,957	2,897	2,749
Cotiviti Corporation (5)	05/14/21	4.50%	L+ 3.50	1.00%	Professional Services	1,105	1,097	1,104
CPG International Inc. (5)	09/30/20	4.75%	L+ 3.75	1.00%	Building Products	1,928	1,928	1,901
CPI Buyer, LLC (5)	08/16/21	5.50%	L+ 4.50	1.00%	Trading Companies & Distributors	968	957	948
CT Technologies Intermediate Holdings, Inc. (5)	12/01/21	5.25%	L+ 4.25	1.00%	Health Care Technology	495	493	488
Dell International LLC (5)	04/29/20	4.00%	L+ 3.25	0.75%	Technology Hardware, Storage & Peripherals	2,481	2,488	2,477
Dell International LLC (5)	06/02/23	4.00%	L+ 3.25	0.75%	Technology Hardware, Storage & Peripherals	2,000	1,990	1,996
Deltek, Inc. (5)	06/25/22	5.00%	L+ 4.00	1.00%	Software	2,872	2,867	2,869
Dole Food Company, Inc. (5)	11/01/18	4.50%	L+ 3.50	1.00%	Food Products	2,499	2,496	2,494
Duff & Phelps Corporation (5)	04/23/20	4.75%	L+ 3.75	1.00%	Capital Markets	2,406	2,407	2,400
Electrical Components International, Inc. (5)	05/28/21	5.75%	L+ 4.75	1.00%	Electrical Equipment	1,818	1,821	1,818
Emerald Expositions Holding, Inc. (5)	06/17/20	4.75%	L+ 3.75	1.00%	Media	2,464	2,479	2,461
Epicor Software Corporation (5)	06/01/22	4.75%	L+ 3.75	1.00%	Software	1,992	1,975	1,961
Erie Acquisition Holdings, Inc. (5), (7)	03/01/23	5.75%	L+ 4.75	1.00%	Commercial Services & Supplies	499	489	501
EWT Holdings III Corp. (5)	01/15/21	4.75%	L+ 3.75	1.00%	Machinery	975	972	968
Expro Finservices S.à r.l. (3), (5)	09/02/21	5.75%	L+ 4.75	1.00%	Energy Equipment & Services	1,965	1,943	1,487
Fairmount Minerals, Ltd. (5)	09/05/19	4.50%	L+ 3.50	1.00%	Metals & Mining	924	927	754
Filtration Group Corporation (5)	11/23/20	4.25%	L+ 3.25	1.00%	Industrial Conglomerates	993	993	989
Fitness International, LLC (5), (7)	07/01/20	5.50%	L+ 4.50	1.00%	Hotels, Restaurants & Leisure	1,750	1,726	1,736
Gates Global LLC (5)	07/06/21	4.25%	L+ 3.25	1.00%	Machinery	1,460	1,458	1,389
Global Tel*Link Corporation (5)	05/23/20	5.00%	L+ 3.75	1.25%	Diversified Telecommunications Services	1,659	1,638	1,502
Gruden Acquisition, Inc. (5)	08/18/22	5.75%	L+ 4.75	1.00%	Road & Rail	332	329	307
HFOTC LLC (5), (7)	08/19/21	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	1,495	1,434	1,446
HGIM Corp. (5)	06/18/20	5.50%	L+ 4.50	1.00%	Marine	1,459	1,462	879

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —139.6% of Net Assets
HLX Ply Holdings, Inc. (5)	12/05/21	6.00%	L+ 5.00	1.00%	Containers & Packaging	$500	$497	$502
Hyland Software, Inc. (5)	07/01/22	4.75%	L+ 3.75	1.00%	Software	2,470	2,451	2,461
Immucor, Inc. (5)	08/19/18	5.00%	L+ 3.75	1.25%	Health Care Equipment & Supplies	980	984	922
Indra Holdings Corp. (5)	05/01/21	5.25%	L+ 4.25	1.00%	Textiles, Apparel & Luxury Goods	1,190	1,182	994
Informatica Corporation (5)	08/05/22	4.50%	L+ 3.50	1.00%	Software	1,985	1,981	1,937
Information Resources, Inc. (5)	09/30/20	4.75%	L+ 3.75	1.00%	Professional Services	1,931	1,941	1,933
Inmar, Inc. (5)	01/27/21	4.25%	L+ 3.25	1.00%	Commercial Services & Supplies	2,704	2,685	2,676
Ion Media Networks, Inc. (5)	12/18/20	4.75%	L+ 3.75	1.00%	Media	1,897	1,906	1,898
IPC Corp. (5)	08/06/21	5.50%	L+ 4.50	1.00%	Software	1,481	1,475	1,360
Jaguar Holding Company II (5)	08/18/22	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	1,485	1,478	1,473
Jazz Acquisition, Inc. (5)	06/19/21	4.50%	L+ 3.50	1.00%	Aerospace & Defense	1,961	1,965	1,775
Kronos Acquisition Intermediate Inc. (3), (5)	08/26/22	6.00%	L+ 5.00	1.00%	Household Products	993	971	981
Landslide Holdings, Inc. (5)	02/25/20	5.00%	L+ 4.00	1.00%	Software	978	975	974
Language Line, LLC (5)	07/07/21	6.50%	L+ 5.50	1.00%	Commercial Services & Supplies	888	880	889
Learning Care Group (US) No. 2 Inc. (5)	05/05/21	5.00%	L+ 4.00	1.00%	Diversified Consumer Services	1,011	1,011	1,012
Liberty Cablevision of Puerto Rico LLC (5)	01/07/22	4.50%	L+ 3.50	1.00%	Media	1,000	993	982
Life Time Fitness, Inc. (5)	06/10/22	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	869	863	849
Manitowoc Foodservice, Inc. (3), (5)	03/03/23	5.75%	L+ 4.75	1.00%	Machinery	731	717	738
McGraw-Hill Global Education Holdings, LLC (5)	05/04/22	5.00%	L+ 4.00	1.00%	Media	1,000	995	1,000
Mitchell International, Inc. (5)	10/13/20	4.50%	L+ 3.50	1.00%	Software	2,389	2,398	2,358
Moneygram International, Inc. (3), (5)	03/27/20	4.25%	L+ 3.25	1.00%	IT Services	599	572	569
MPH Acquisition Holdings LLC (5)	06/07/23	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	500	498	502
National Financial Partners Corp. (5)	07/01/20	4.50%	L+ 3.50	1.00%	Insurance	2,454	2,465	2,435
New Millennium Holdco, Inc. (5)	12/21/20	7.50%	L+ 6.50	1.00%	Health Care Providers & Services	322	322	239
NVA Holdings, Inc. (5)	08/14/21	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	623	622	624
Omnitracs, LLC (5)	11/25/20	4.75%	L+ 3.75	1.00%	Internet Software & Services	997	980	975
Onex Carestream Finance LP (5)	06/07/19	5.00%	L+ 4.00	1.00%	Health Care Equipment & Supplies	1,659	1,663	1,593
Opal Acquisition, Inc. (5)	11/27/20	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	2,900	2,885	2,549
Ortho-Clinical Diagnostics S.A. (3), (5)	06/30/21	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	2,464	2,404	2,338
Peabody Energy Corporation (3), (5), (9)	09/24/20	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	769	662	332
PetSmart, Inc. (5)	03/11/22	4.25%	L+ 3.25	1.00%	Specialty Retail	490	488	489

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —139.6% of Net Assets
Phillips-Medisize Corporation (5)	06/16/21	4.75%	L+ 3.75	1.00%	Health Care Equipment & Supplies	$1,202	$1,201	$1,193
Plaskolite, LLC (5)	11/03/22	5.50%	L+ 4.50	1.00%	Chemicals	547	542	548
Plaze, Inc. (5)	07/31/22	5.25%	L+ 4.25	1.00%	Chemicals	830	829	830
PODS, LLC (5)	02/02/22	4.50%	L+ 3.50	1.00%	Road & Rail	997	986	992
Power Buyer, LLC (5)	05/06/20	4.25%	L+ 3.25	1.00%	Construction & Engineering	998	996	994
Presidio, Inc. (5)	02/02/22	5.25%	L+ 4.25	1.00%	IT Services	1,333	1,333	1,314
PrimeLine Utility Services LLC (5)	11/14/22	6.50%	L+ 5.50	1.00%	Construction & Engineering	987	978	985
Quikrete Holdings, Inc. (5)	09/28/20	4.00%	L+ 3.00	1.00%	Constructions Materials	2,086	2,093	2,086
Ravago Holdings America, Inc. (5)	06/30/23	5.00%	L+ 4.00	1.00%	Trading Companies & Distributors	500	495	499
Renaissance Learning, Inc. (5)	04/09/21	4.50%	L+ 3.50	1.00%	Software	1,955	1,954	1,915
RGIS Services, LLC (5)	10/18/17	5.50%	L+ 4.25	1.25%	Commercial Services & Supplies	1,506	1,502	1,287
Riverbed Technology, Inc. (5)	04/25/22	5.00%	L+ 4.00	1.00%	Communications Equipment	1,975	1,975	1,978
Road Infrastructure Investment Holdings, Inc. (5)	06/13/23	5.00%	L+ 4.00	1.00%	Chemicals	800	798	800
Scientific Games International, Inc. (3), (5)	10/01/21	6.00%	L+ 5.00	1.00%	Hotels, Restaurants & Leisure	983	975	970
Sears Roebuck Acceptance Corp. (3), (5)	06/30/18	5.50%	L+ 4.50	1.00%	Multiline Retail	982	973	939
Securus Technologies Holdings, Inc. (5)	04/30/20	4.75%	L+ 3.50	1.25%	Diversified Telecommunications Services	1,876	1,857	1,778
Sedgwick Claims Management Services, Inc. (5)	03/01/21	5.25%	L+ 4.25	1.00%	Insurance	500	494	501
Shearer's Foods, LLC (5)	06/30/21	5.25%	L+ 4.25	1.00%	Food Products	498	493	489
Solera, LLC (3), (5)	03/03/23	5.75%	L+ 4.75	1.00%	Software	499	484	499
Sterigenics-Nordion Holdings, LLC (5)	05/16/22	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	900	892	894
STS Operating, Inc. (5)	02/12/21	4.75%	L+ 3.75	1.00%	Trading Companies & Distributors	1,906	1,915	1,697
Surgery Center Holdings, Inc. (5)	11/03/20	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	1,970	1,963	1,965
Syniverse Holdings, Inc. (5)	04/23/19	4.00%	L+ 3.00	1.00%	Wireless Telecommunication Services	1,466	1,440	1,092
TCH-2 Holdings, LLC (5)	05/06/21	5.50%	L+ 4.50	1.00%	Internet Software & Services	546	527	543
Thermasys Corp. (5)	05/03/19	5.25%	L+ 4.00	1.25%	Machinery	447	448	369
TPF II Power, LLC (5)	10/02/21	5.52%	L+ 4.50	1.00%	Independent Power and Renewable Electricity Producers	953	948	951
Travelport Finance (Luxembourg) S.à r.l. (3), (5)	09/02/21	5.00%	L+ 4.00	1.00%	Internet Software & Services	1,970	1,952	1,962
Turbocombustor Technology, Inc. (5)	12/02/20	5.50%	L+ 4.50	1.00%	Aerospace & Defense	3,413	3,391	3,071

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —139.6% of Net Assets
U.S. Renal Care, Inc. (5)	12/30/22	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	$498	$493	$498
Univision Communications Inc. (5)	03/01/20	4.00%	L+ 3.00	1.00%	Media	1,480	1,481	1,474
USAGM Holdco, LLC (5)	07/28/22	5.50%	L+ 4.50	1.00%	Commercial Services & Supplies	166	164	164
USAGM Holdco, LLC (5)	07/28/22	5.50%	L+ 4.50	1.00%	Commercial Services & Supplies	834	825	827
USI, Inc. (5)	12/27/19	4.25%	L+ 3.25	1.00%	Insurance	1,945	1,956	1,923
USIC Holdings, Inc. (5)	07/10/20	4.00%	L+ 3.00	1.00%	Construction & Engineering	1,447	1,452	1,427
VF Holding Corp. (5)	06/30/23	4.75%	L+ 3.75	1.00%	Internet Software & Services	1,000	995	998
Weight Watchers International, Inc. (3), (5)	04/02/20	4.00%	L+ 3.25	0.75%	Diversified Consumer Services	992	828	745
William Morris Endeavor Entertainment, LLC (5)	05/06/21	5.25%	L+ 4.25	1.00%	Media	1,955	1,953	1,951
WP CPP Holdings, LLC (5)	12/28/19	4.50%	L+ 3.50	1.00%	Aerospace & Defense	2,422	2,418	2,347
Total First Lien Floating Rate Loans						$181,570	$180,259	$173,898
Second Lien Floating Rate Loans —13.2% of Net Assets
Advantage Sales & Marketing Inc. (5)	07/25/22	7.50%	L+ 6.50	1.00%	Professional Services	$1,000	$994	$937
Ameriforge Group Inc. (6), (9)	12/21/20	8.75%	L+ 7.50	1.25%	Energy Equipment & Services	500	467	90
Applied Systems, Inc.	01/24/22	7.50%	L+ 6.50	1.00%	Software	970	965	965
Asurion, LLC (5)	03/03/21	8.50%	L+ 7.50	1.00%	Commercial Services & Supplies	1,000	990	967
Camp International Holding Company (5)	11/29/19	8.25%	L+ 7.25	1.00%	Transportation Infrastructure	1,000	983	980
Camp International Holding Company	11/29/19	8.25%	L+ 7.25	1.00%	Transportation Infrastructure	1,000	1,000	980
Checkout Holding Corp. (5)	04/11/22	7.75%	L+ 6.75	1.00%	Media	1,000	1,002	629
Cotiviti Corporation (5)	05/13/22	8.00%	L+ 7.00	1.00%	Professional Services	136	135	136
Del Monte Foods, Inc. (3), (5)	08/18/21	8.25%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,080
EWT Holdings III Corp.	01/15/22	8.50%	L+ 7.50	1.00%	Machinery	1,000	997	960
Filtration Group Corporation(5)	11/22/21	8.25%	L+ 7.25	1.00%	Industrial Conglomerates	126	125	125
Jazz Acquisition, Inc. (5)	06/19/22	7.75%	L+ 6.75	1.00%	Aerospace & Defense	1,250	1,255	962
Jonah Energy LLC (5), (6)	05/12/21	7.50%	L+ 6.50	1.00%	Oil, Gas & Consumable Fuels	500	495	444
Landslide Holdings, Inc.	02/25/21	8.25%	L+ 7.25	1.00%	Software	1,000	995	975
Mitchell International, Inc. (5)	10/11/21	8.50%	L+ 7.50	1.00%	Software	750	705	698
Ranpak Corp. (5)	10/03/22	8.25%	L+ 7.25	1.00%	Containers & Packaging	1,375	1,374	1,231
Sedgwick Claims Management Services, Inc. (5)	02/28/22	6.75%	L+ 5.75	1.00%	Insurance	2,500	2,409	2,406
Solenis International, L.P. (5)	07/31/22	7.75%	L+ 6.75	1.00%	Chemicals	500	498	467
U.S. Renal Care, Inc. (5)	12/29/23	9.00%	L+ 8.00	1.00%	Health Care Providers & Services	1,000	986	985
WP CPP Holdings, LLC (5)	04/30/21	8.75%	L+ 7.75	1.00%	Aerospace & Defense	493	501	446
Total Second Lien Floating Rate Loans						$18,600	$18,375	$16,463

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity —29.7% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (6)	04/15/25	15.84%				$5,900	$4,348	$3,283
Apidos CLO XVIII, Income Notes (3), (4), (6)	07/22/26	12.64%				2,500	1,860	1,293
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	04/17/26	9.63%				4,750	3,737	2,406
Avery Point II CLO, Income Notes (3), (4), (6)	07/17/25	24.48%				3,200	2,108	1,031
Babson 2015-1, Income Notes (3), (4), (6)	04/20/27	16.37%				2,500	2,046	1,747
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	04/15/27	10.35%				2,500	2,009	1,291
Blue Hill CLO, Ltd., Subordinated Notes (3), (4), (6)	01/15/26	14.05%				5,400	4,134	1,773
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4), (6)	01/15/26	40.20%				99	68	65
Carlyle Global Market Strategies CLO 2015-3, LTD., Subordinated Notes (3), (4), (6)	07/28/28	22.23%				3,000	2,332	2,263
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	07/23/25	13.51%				4,675	3,366	2,205
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/25	12.00%				2,750	2,080	1,351
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/25	23.61%				2,500	1,545	1,242
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (6)	04/18/26	13.40%				5,250	3,713	2,583
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/17/25	14.73%				2,750	2,009	1,459
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4), (6)	04/18/26	51.96%				3,750	2,744	1,335
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/24	21.22%				1,000	703	646
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	04/15/26	14.08%				3,000	2,446	1,942
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/25	15.79%				3,410	2,235	1,715
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	01/15/24	13.04%				5,500	3,586	1,886
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	08/12/26	8.90%				2,500	1,985	1,299
OZLM VI, Ltd., Subordinated Notes (3), (4), (6)	04/17/26	38.14%				2,000	1,024	1,188
OZLM VII, Ltd., Subordinated Notes (3), (4), (6)	07/17/26	38.37%				1,000	531	591
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (6)	04/18/26	17.86%				4,000	3,104	2,427
Total CLO Equity						$73,934	$53,713	$37,021

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Common Equity —0.0% of Net Assets
New Millennium Holdco, Inc. (9,446 shares) (5), (6), (10)					Health Care Providers & Services	$—	$—	$35
Total Common Equity						$—	$—	$35
Total Non-Control/Non-Affiliate Investments (8) — 182.5% of Net Assets						$274,104	$252,347	$227,417
Liabilities in Excess of Other Assets — (82.5%) of Net Assets								(102,872)
Net Assets — 100.0%								$124,545

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of June 30, 2016. For each CLO investment we have provided the accounting yield as of June 30, 2016 determined using the effective interest method that will be applied to the current amortized cost of the investment as adjusted for credit impairments, if any, in the following quarter. See Note 2 in this Quarterly Report on Form 10-Q regarding the recognition of Investment Income on CLOs.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically the London Interbank Offered Rate (“LIBOR” or “L”) or the prime index rate (“PRIME” or “P”), and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2016, qualifying assets represented 78% of total assets.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)	All or a portion of this position has not settled as of June 30, 2016.

(8)
Net estimated unrealized loss for federal income tax purposes is $(31,388) as of June 30, 2016 based on a tax cost of $258,805. Estimated aggregate gross unrealized loss for federal income tax purposes as of June 30, 2016 is $(33,008); estimated aggregate gross unrealized gain for federal income tax purposes as of June 30, 2016 is $1,620.

(9)
Investment is on non-accrual as of June 30, 2016 and therefore considered non-income producing. All subsequent cash received from investment will be used to reduce its cost basis until the investment is placed back on accrual status or the cost basis has been collected.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —143.8% of Net Assets
Spin Holdco Inc. (5)	11/14/2019	4.25%	L+ 3.25	1.00%	Diversified Consumer Services	$2,442	$2,442	$2,352
Sterigenics-Nordion Holdings, LLC (5)	05/16/2022	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	905	896	882
STS Operating, Inc. (5)	02/12/2021	4.75%	L+ 3.75	1.00%	Trading Companies & Distributors	1,965	1,975	1,886
Surgery Center Holdings, Inc. (5)	11/03/2020	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	1,980	1,972	1,962
Syniverse Holdings, Inc. (5)	04/23/2019	4.00%	L+ 3.00	1.00%	Wireless Telecommunication Services	1,500	1,468	1,107
Thermasys Corp. (5)	05/03/2019	5.25%	L+ 4.00	1.25%	Machinery	453	454	400
TPF II Power, LLC (5)	10/02/2021	5.50%	L+ 4.50	1.00%	Independent Power and Renewable Electricity Producers	984	978	966
Travelport Finance (Luxembourg) S.à r.l. (3), (5)	09/02/2021	5.75%	L+ 4.75	1.00%	Internet Software & Services	1,980	1,960	1,943
Turbocombustor Technology, Inc. (5)	12/02/2020	5.50%	L+ 4.50	1.00%	Aerospace & Defense	3,430	3,406	3,018
Tyche Holdings, LLC (5)	11/12/2021	4.75%	L+ 3.75	1.00%	IT Services	1,832	1,827	1,820
U.S. Renal Care, Inc. (5), (7)	12/30/2022	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	500	495	497
Univision Communications Inc. (5)	03/01/2020	4.00%	L+ 3.00	1.00%	Media	1,488	1,489	1,459
USI, Inc. (5)	12/27/2019	4.25%	L+ 3.25	1.00%	Insurance	1,955	1,968	1,899
USIC Holdings, Inc. (5)	07/10/2020	4.00%	L+ 3.00	1.00%	Construction & Engineering	1,455	1,460	1,370
Weight Watchers International, Inc. (3), (5)	04/02/2020	4.00%	L+ 3.25	0.75%	Diversified Consumer Services	997	810	741
William Morris Endeavor Entertainment, LLC (5)	05/06/2021	5.25%	L+ 4.25	1.00%	Media	1,965	1,963	1,936
WP CPP Holdings, LLC (5)	12/28/2019	4.50%	L+ 3.50	1.00%	Aerospace & Defense	2,435	2,431	2,272
Total First Lien Floating Rate Loans						$182,373	$181,367	$169,580
Second Lien Floating Rate Loans —19.1% of Net Assets
Advantage Sales & Marketing Inc. (5)	07/25/2022	7.50%	L+ 6.50	1.00%	Professional Services	$1,000	$994	$902
Ameriforge Group Inc. (6), (9)	12/21/2020	8.75%	L+ 7.50	1.25%	Energy Equipment & Services	500	489	42
Applied Systems, Inc.	01/24/2022	7.50%	L+ 6.50	1.00%	Software	980	975	912
Asurion, LLC (5)	03/03/2021	8.50%	L+ 7.50	1.00%	Commercial Services & Supplies	1,000	989	860
CAMP International Holding Company	11/29/2019	8.25%	L+ 7.25	1.00%	Transportation Infrastructure	1,000	1,000	974
Checkout Holding Corp. (5)	04/11/2022	7.75%	L+ 6.75	1.00%	Media	1,000	1,002	573
Cotiviti Corporation (5)	05/13/2022	8.00%	L+ 7.00	1.00%	Professional Services	1,250	1,240	1,236
Del Monte Foods, Inc. (3), (5)	08/18/2021	8.25%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,235
EWT Holdings III Corp.	01/15/2022	8.50%	L+ 7.50	1.00%	Machinery	1,000	996	965
Filtration Group Corporation (5)	11/22/2021	8.25%	L+ 7.25	1.00%	Industrial Conglomerates	126	125	123
Jazz Acquisition, Inc. (5)	06/19/2022	7.75%	L+ 6.75	1.00%	Aerospace & Defense	1,250	1,255	1,125
Jonah Energy LLC (5)	05/12/2021	7.50%	L+ 6.50	1.00%	Oil, Gas & Consumable Fuels	500	494	318
Landslide Holdings, Inc.	02/25/2021	8.25%	L+ 7.25	1.00%	Software	1,000	994	920
P2 Lower Acquisition, LLC	10/22/2021	9.50%	L+ 8.50	1.00%	Health Care Providers & Services	500	498	495

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2015
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity (continued) —31.3% of Net Assets
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	01/15/2024	9.49%				$5,500	$3,924	$2,790
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	08/12/2026	10.46%				2,500	2,121	1,548
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (6)	04/18/2026	13.54%				4,000	3,237	2,304
Total CLO Equity						$70,935	$55,599	$36,854
Common Equity —0% of Net Assets
New Millennium Holdco, Inc. (9,446 shares) (5), (6), (10)					Health Care Providers & Services	$—	$—	$47
Total Common Equity						$—	$—	$47
Total Non-Control/Non-Affiliate Investments (8) — 194.2% of net assets						$278,320	$261,875	$229,056
Liabilities in Excess of Other Assets — (94.2%)								(111,127)
Net Assets — 100.0%								$117,929

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
As of June 30, 2016 and December 31, 2015, all of our investments were Non-Control/Non-Affiliate investments.
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
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2016, we had two loans on non-accrual status.
Interest income on CLO equity investments is recognized using the effective interest method as required by FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and our cost basis. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates. During the three months ended June 30, 2016, we recorded no credit loss write downs to the current amortized cost basis on our CLO equity investments. During the six months ended June 30, 2016, we recorded $1.1 million in credit loss write downs to current amortized cost basis on three CLO equity investments. During both the three and six months ended June 30, 2015, we recorded no credit loss write downs to the current amortized cost basis on our CLO equity investments.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

New Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables). ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU 2016-01 and do not believe its adoption will have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for public business entities that meet the U.S. GAAP definition of an SEC filer, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2016-13 on the recognition of interest income on our investments in CLO equity.
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
Pursuant to the management agreement, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO (the “Expense Cap”). Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf and (ii) our operating expenses directly incurred by us, excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this Expense Cap, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the Expense Cap. Our Manager has agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us necessary for our operations that are not required to be provided by our Manager under the management agreement and (iii) make certain other immaterial changes. Following the expiration of the Expense Cap, we will be fully responsible for the payment of our operating expenses. For the three and six months ended June 30, 2016, our Manager was responsible for $455 and $693, respectively, of operating expenses as a result of the Expense Cap. For the three and six months ended June 30, 2015, our Manager was responsible for $227 and $472, respectively, of operating expenses as a result of the Expense Cap.
Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. For the three and six months ended June 30, 2016, we recognized management fee expenses of $511 and $1,008, respectively. For the three and six months ended June 30, 2015, we recognized management fee expenses of $563 and $1,141, respectively.
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
Note 4. Related Party Transactions
Administrative Services Agreement and Management Agreement
Our Manager has entered into an administrative services agreement whereby our Manager has agreed to reimburse American Capital and its affiliates for certain expenses incurred on our behalf. Pursuant to our management agreement, we are responsible for reimbursing our Manager, American Capital and its affiliates for expenses incurred on our behalf, excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or its affiliates who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. In addition, our Manager or one of its affiliates may pay for or incur certain expenses and then allocate these expenses to us. For the three and six months ended June 30, 2016, we recognized expenses of $161 and $340, respectively, pursuant to the management agreement. For the three and six months ended June 30, 2015, we recognized expenses of $222 and $484, respectively, pursuant to the management agreement. Refer to Note 3 in this Quarterly Report on Form 10-Q for additional information on the management agreement.
Securities Transactions
We may, from time to time, purchase securities from, or sell securities to affiliates of our Manager at fair market value on the trade date. During both the three and six months ended June 30, 2016, there were $1,729 in purchases of securities from affiliates of our Manager and no sales of securities to affiliates of our Manager. During the three and six months ended June 30, 2015, there were no purchases or sales of securities to affiliates of our Manager.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator — Net Earnings	$10,268	$3,159	$12,436	$6,950
Denominator — weighted average shares	10,000,100	10,000,100	10,000,100	10,000,100
Net Earnings per share	$1.03	$0.32	$1.24	$0.70

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
The valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Our Senior Floating Rate Loans are predominately valued based on evaluated prices from a nationally recognized independent pricing service or from third-party brokers who make markets in such debt investments. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range and dispersion of third-party estimates, frequency of pricing updates, comparison of recent trade activity for similar securities, and review for consistency with market conditions observed as of the measurement date.
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
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral, including, but not limited to, assumptions for default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions that are derived from multiple sources, including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. For the six months ended June 30, 2016, there were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process compared to the year ended December 31, 2015.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$173,898	$—	$173,898	$—
Second lien floating rate loans	16,463	—	15,929	534
CLO equity	37,021	—	—	37,021
Common equity	35	—	—	35
Total Investments	$227,417	$—	$189,827	$37,590

	December 31, 2015
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$169,580	$—	$169,580	$—
Second lien floating rate loans	22,575	—	22,216	359
CLO equity	36,854	—	—	36,854
Common equity	47	—	—	47
Total Investments	$229,056	$—	$191,796	$37,260
The following table provides a summary of the changes in fair value of Level 3 assets for the six months ended June 30, 2016 as well as the portion of net unrealized appreciation (depreciation) for the six months ended June 30, 2016 related to those assets still held as of June 30, 2016:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Total
Beginning Balance – December 31, 2015	$—	$359	$36,854	$47	$37,260
Purchases	—	—	1,493	—	1,493
Repayments (1)	—	(22)	(6,684)	—	(6,706)
Amortization of discount/premium (2)	—	1	3,305	—	3,306
Net unrealized appreciation (depreciation)	—	196	2,053	(12)	2,237
Ending Balance – June 30, 2016	$—	$534	$37,021	$35	$37,590
Net change in net unrealized appreciation (depreciation) attributable to our Level 3 assets still held as of June 30, 2016	$—	$197	$2,053	$(12)	$2,238

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the six months ended June 30, 2015 as well as the portion of net unrealized depreciation for the six months ended June 30, 2015 related to those assets still held as of June 30, 2015:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Total
Beginning Balance – December 31, 2014	$5,678	$3,240	$51,577	$60,495
Purchases	—	—	8,206	8,206
Sales	—	—	(2,283)	(2,283)
Repayments (1)	(11)	—	(6,527)	(6,538)
Amortization of discount/premium (2)	2	—	3,582	3,584
Transfers out (3)	(6,892)	(3,240)	—	(10,132)
Transfers in (3)	1,249	493	—	1,742
Realized gains, net	—	—	278	278
Net unrealized depreciation	(26)	(73)	(983)	(1,082)
Ending Balance – June 30, 2015	$—	$420	$53,850	$54,270
Net change in net unrealized depreciation attributable to our Level 3 assets still held as of June 30, 2015	$—	$(73)	$(767)	$(840)

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of each quarterly period.

     The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of June 30, 2016:

				Range
	Fair Value as of June 30, 2016	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
Second lien floating rate loans	534	Third-party vendor pricing service	Bid/Ask	18	89	77
CLO equity	37,021	Discounted Cash Flow	Discount rate Prepayment rate Default rate	15.7% 25.0% 2.3%	30.7% 25.0% 3.9%	22.5% 25.0% 2.8%
Common equity	35	Third-party vendor pricing service	Bid/Ask	4	4	4
Total	$37,590
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

We use the Global Industry Classification Standard (“GICS®”) to classify the industry groupings of our SFRL investments. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total Senior Floating Rate Loans as of June 30, 2016 and December 31, 2015. Our investments in CLO equity are excluded from the table.

	June 30, 2016	December 31, 2015
Software	13.0%	11.6%
Health Care Providers & Services	9.2%	9.2%
Media	8.6%	7.7%
Insurance	5.9%	5.2%
Commercial Services & Supplies	5.4%	4.6%
Aerospace & Defense	4.5%	6.6%
Hotels, Restaurants & Leisure	4.4%	3.7%
Containers & Packaging	3.4%	2.4%
Food Products	3.1%	2.2%
Capital Markets	2.4%	2.6%
Internet Software & Services	2.4%	1.0%
Technology Hardware, Storage & Peripherals	2.3%	1.3%
Machinery	2.3%	1.9%
Professional Services	2.2%	2.7%
Transportation Infrastructure	2.1%	1.5%
Health Care Equipment & Supplies	1.9%	1.9%
Construction & Engineering	1.8%	1.2%
Diversified Telecommunications Services	1.7%	1.4%
Chemicals	1.7%	2.2%
Trading Companies & Distributors	1.7%	1.5%
Textiles, Apparel & Luxury Goods	1.4%	1.7%
Food & Staples Retailing	1.3%	2.3%
Life Sciences Tools & Services	1.2%	1.7%
Diversified Consumer Services	1.2%	2.4%
Building Products	1.2%	1.1%
Oil, Gas & Consumable Fuels	1.2%	0.4%
Constructions Materials	1.1%	1.1%
Diversified Financial Services	1.0%	1.0%
Communications Equipment	1.0%	1.5%
IT Services	1.0%	2.7%
Electrical Equipment	1.0%	1.0%
Independent Power and Renewable	0.8%	1.4%
Internet & Catalog Retail	0.3%	1.5%
Other	6.3%	7.8%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Note 7. Debt
Secured Revolving Credit Facility
On October 29, 2015, ACSF Funding amended and restated its secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) to extend the maturity date from December 18, 2015 to December 18, 2018, to decrease the commitment amount from $140,000 to $135,000 and to eliminate the commitment fee when the facility is at least 90% utilized. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of June 30, 2016 and December 31, 2015, the fair value of the assets pledged as collateral in ACSF Funding were $180,194 and $187,895, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended. Following the amendment to the Credit Facility on October 29, 2015, if ACSF Funding terminates the commitment amount in whole or in part prior to December 18, 2017, ACSF Funding will be required to pay a make-whole fee equal to the sum of the present values of all future spread amounts that would have been payable in respect of the total commitments (or terminated portion thereof) during the period from the termination date through December 18, 2017.
ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the current lender commitments under the Credit Facility to the extent the outstanding amount of committed loans is less than an amount equal to 90% of the aggregate commitments from October 29, 2015 to the commitment termination date, payable quarterly in arrears.
As of June 30, 2016, there was $97,100 outstanding under the Credit Facility, which had a fair value of $97,100 and an interest rate of 2.23%. As of December 31, 2015, there was $110,200 outstanding under the Credit Facility, which had a fair value of $110,200 and an interest rate of 2.02%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of June 30, 2016 and December 31, 2015, ACSF Funding was in compliance with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the investments pledged as collateral by ACSF Funding.
For the three and six months ended June 30, 2016, we incurred interest and commitment fees on the Credit Facility of $617 and $1,258, respectively. For the three and six months ended June 30, 2015, we incurred interest and commitment fees on the Credit Facility of $661 and $1,319, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

The following table outlines key statistics related to our debt financing for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average debt outstanding	$96,799	$126,259	$100,569	$127,601
Weighted average annual interest rate	2.23%	1.99%	2.22%	1.98%
Commitment fee as a percent of average debt outstanding	0.33%	0.11%	0.29%	0.10%
Amortization of deferred financing costs as a percent of average debt outstanding	0.09%	0.31%	0.09%	0.31%
Total annualized cost of funding as a percent of average debt outstanding	2.65%	2.41%	2.60%	2.39%
Maximum amount of debt outstanding	$100,500	$131,900	$114,300	$134,600

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
We applied for retroactive relief under IRC Section 9100 to make a “deemed sale election” whereby we will treat our net unrealized gains (“Net Built-in Gain”) on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. In March 2016, we received retroactive relief approval from the IRS to make a “deemed sale election”. The late election statement was filed by American Capital along with its amended 2014 federal consolidated income tax return on May 17, 2016. We have therefore treated the Net Built-in Gain on the date of our IPO as recognized for tax purposes in our final pre-IPO C corporation federal tax return. The federal estimated tax sharing payment that we owed to American Capital attributed to our Net Built-in Gain was $563. The entire amount was treated as a deemed capital contribution to us.
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
At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three and six months ended June 30, 2016, we recorded an excise tax benefit of $125 and $98, respectively. For the three and six months ended June 30, 2015, we recorded an excise tax provision of $70 and $140, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Note 9. Consolidated Financial Highlights

	Six Months Ended June 30,
	2016	2015
Per Share Data:
Net asset value, beginning of period	$11.79	$14.42
Net investment income	0.58	0.63
Net realized and unrealized (loss) gain on investments	0.66	0.07
Net Earnings	1.24	0.70
Distributions to stockholders	(0.58)	(0.58)
Net asset value, end of period	$12.45	$14.54
Per share market value, end of period	$10.26	$12.65
Total return based on market value (1), (5)	10.86%	9.09%
Total return based on net asset value (1), (5)	12.16%	5.30%
Ratios to Average Net Assets:
Net investment income (2)	10.00%	8.67%
Operating expenses (2), (3)	2.40%	2.35%
Interest and related expenses (2)	2.20%	2.09%
Total expenses (2), (3)	4.60%	4.44%
Supplemental Data:
Net assets, end of period	$124,545	$145,364
Shares outstanding, end of period	10,000,100	10,000,100
Average debt outstanding	$100,569	$127,601
Asset coverage per unit, end of period (4)	2,283	2,174
Portfolio turnover ratio (5)	18.73%	27.59%

(1)
Total return is based on the change in market price or net asset value per share during the period and takes into account distributions reinvested in accordance with the dividend reinvestment and stock purchase plan.

(2)	Annualized for periods less than one year.

(3)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.57% and 5.77%, respectively, without the expense cap for the six months ended June 30, 2016 and 3.00% and 5.09%, respectively, without the Expense Cap for the six months ended June 30, 2015.

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
Note 10. Capital Transactions
On May 2, 2016, we declared a monthly cash distribution to stockholders of $0.097 per share for each of May, June and July 2016. On August 3, 2016, we declared a monthly cash distribution to stockholders of $0.097 per share for each of August, September and October 2016. Since our January 2014 IPO, we have declared a total of $31.6 million in distributions to stockholders, or $3.163 per share.
Note 11. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of June 30, 2016 or December 31, 2015.
We did not engage in any off-balance sheet activities as of June 30, 2016 or December 31, 2015.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Note 12. Subsequent Events
On August 3, 2016, we declared a monthly cash distribution to stockholders of $0.097 per share for each of August, September and October 2016. The monthly cash distributions will be paid to common stockholders of record as set forth in the table below:

	Distribution per Share	Record Date	Ex-Dividend Date	Payment Date
August 2016	$0.097	August 23, 2016	August 19, 2016	September 2, 2016
September 2016	$0.097	September 22, 2016	September 20, 2016	October 4, 2016
October 2016	$0.097	October 21, 2016	October 19, 2016	November 2, 2016

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

Investments
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. We actively manage a leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans" or “Loan Portfolio”) which are commonly referred to as leveraged loans. Standard and Poor's (“S&P”) defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. Senior Floating Rate Loans are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest in equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by Senior Floating Rate Loans and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in Senior Floating Rate Loans.
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
Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The leveraged loan market has grown substantially in recent years with the amount of total leveraged loans outstanding exceeding $880 billion as of June 30, 2016. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite the size and liquidity of the loan market, there continues to be volatility in the loan market as a result of (i) the dynamic correlation between retail fund flows, and (ii) the financial performance of the underlying issuers that comprise the asset class. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with first lien and second lien transactions that support leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for large to mid-sized borrowers.

During the six months ended June 30, 2016, technical factors in the leveraged loan market improved as retail outflows moderated, CLO issuance increased and loan market outstandings were essentially flat. The technical environment contributed to a rebound in loan prices, as the average bid of the S&P/LSTA Leveraged Loan Index improved to 93.20 as of June 30, 2016, up from the December 31, 2015 average bid price of 91.26. Similarly, technical and fundamental factors resulted in an improvement in CLO equity prices from the prior quarter, ending at similar levels to December 31, 2015 prices. CLO fair values as of June 30, 2016 benefited from an improvement in loan prices, expectations of lower defaults and improved LIBOR floor benefit.
Portfolio and Investment Activity
As of June 30, 2016, our portfolio was comprised of 77% first lien loans, 7% second lien loans and 16% CLO equity, measured at fair value. The Loan Portfolio consisted of 134 portfolio companies in 46 industries, and the CLO portfolio included 22 CLOs managed by 16 collateral managers with vintages ranging from 2012-2015. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.25%. The weighted average LIBOR floor in our Loan Portfolio was 1% as of June 30, 2016. The following table depicts a summary of the portfolio as of June 30, 2016:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Appreciation (Depreciation)	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$180,259	$173,898	$(6,361)	5.06%
Second lien floating rate loans	18,375	16,463	(1,912)	8.27%
Total Senior Floating Rate Loans	198,634	190,361	(8,273)	5.35%
CLO equity	53,713	37,021	(16,692)	11.16%
Common equity	—	35	35	—%
Total Investment Portfolio	$252,347	$227,417	$(24,930)	6.59%
The portfolio is actively managed, with an annualized turnover ratio of 54.53% and 37.67%, respectively, for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2016, Loan Portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The average yield during the three months ended June 30, 2016 on the Loan Portfolio, CLO equity and total portfolio was 5.42%, 9.90% and 6.39%, respectively. The average yield during the six months ended June 30, 2016 on the Loan Portfolio, CLO equity and total portfolio was 5.40%, 10.42% and 6.48%, respectively. The following tables depict the portfolio activity for the three and six months ended June 30, 2016:

	Three months ended June 30, 2016					Six months ended June 30, 2016
($ in thousands)	First Lien	Second Lien	CLO Equity	Common Equity	Total	First Lien	Second Lien	CLO Equity	Common Equity	Total
Fair value, beginning of period	$164,186	$17,868	$33,817	$147	$216,018	$169,580	$22,575	$36,854	$47	$229,056
Purchases	29,956	2,182	—	—	32,138	37,018	2,622	1,493	—	41,133
Sales	(14,154)	—	—	—	(14,154)	(21,065)	(1,504)	—	—	(22,569)
Repayments (1)	(8,160)	(4,364)	(3,084)	—	(15,608)	(15,862)	(7,685)	(6,684)	—	(30,231)
Non-cash income accrual (2)	68	7	1,648	—	1,723	122	11	3,305	—	3,438
Net realized gains (losses)	(415)	6	—	—	(409)	(1,320)	21	—	—	(1,299)
Net unrealized appreciation (depreciation)	2,417	764	4,640	(112)	7,709	5,425	423	2,053	(12)	7,889
Fair value, end of period	$173,898	$16,463	$37,021	$35	$227,417	$173,898	$16,463	$37,021	$35	$227,417

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and six months ended June 30, 2016.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLO equity using the effective interest method during the three and six months ended June 30, 2016.

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Loan Portfolio	CLO Equity	Total Portfolio	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio companies, beginning of period	128	22	150	128	20	148
Purchases (new)	23	—	23	32	2	34
Purchases (add-on to existing)	14	—	14	16	—	16
Complete exit	(17)	—	(17)	(26)	—	(26)
Portfolio companies, end of period	134	22	156	134	22	156
The following table depicts the weighted average portfolio yield by activity type during the three and six months ended June 30, 2016:

	Three months ended June 30, 2016				Six months ended June 30, 2016
	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Beginning yield	5.11%	8.02%	9.85%	6.40%	5.03%	7.90%	10.04%	6.37%
Purchases	5.10%	9.29%	—%	5.12%	5.29%	9.00%	37.75%	6.20%
Sales	(5.27)%	—%	—%	(5.12)%	(5.09)%	(8.98)%	—%	(5.06)%
Repayments	(6.23)%	(7.36)%	(14.99)%	(8.32)%	(5.49)%	(7.39)%	(14.34)%	(7.97)%
Repricing/Reforecast	(0.28)%	—%	1.56%	1.17%	(0.27)%	(0.25)%	0.31%	0.15%
Ending yield	5.06%	8.27%	11.16%	6.59%	5.06%	8.27%	11.16%	6.59%
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

The portfolio is actively managed, with a turnover ratio of 57.29% and 55.65%, respectively, for the three and six months ended June 30, 2015. The average yield during the three months ended June 30, 2015 on the Loan Portfolio, CLO equity and total portfolio was 5.35%, 14.14% and 7.06%, respectively. The average yield during the six months ended June 30, 2015 on the Loan Portfolio, CLO equity and total portfolio was 5.35%, 13.89% and 6.99%, respectively. The following tables depict the portfolio activity for the three and six months ended June 30, 2015:

	Three months ended June 30, 2015				Six months ended June 30, 2015
($ in thousands)	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Fair value, beginning of period	$192,728	$29,079	$50,753	$272,560	$194,952	$29,841	$51,577	$276,370
Purchases	34,685	—	4,219	38,904	64,386	2,492	8,206	75,084
Sales	(19,225)	(500)	—	(19,725)	(50,340)	(3,765)	(2,283)	(56,388)
Repayments (1)	(17,172)	(908)	(3,283)	(21,363)	(19,697)	(916)	(6,527)	(27,140)
Non-cash income accrual (2)	11	3	1,873	1,887	18	6	3,582	3,606
Net realized gains (losses)	81	(3)	—	78	85	22	278	385
Net unrealized appreciation (depreciation)	(681)	243	288	(150)	1,023	234	(983)	274
Fair value, end of period	$190,427	$27,914	$53,850	$272,191	$190,427	$27,914	$53,850	$272,191

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and six months ended June 30, 2015.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three and six months ended June 30, 2015.

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Loan Portfolio	CLO Equity	Total Portfolio	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio companies - beginning of period	121	17	138	117	16	133
Purchases (new)	24	2	26	43	4	47
Purchases (add-on to existing)	6	—	6	8	—	8
Complete exit	(18)	—	(18)	(33)	(1)	(34)
Portfolio companies - end of period	127	19	146	127	19	146

The following table depicts the weighted average portfolio yield by activity type during the three and six months ended June 30, 2015:

	Three months ended June 30, 2015				Six months ended June 30, 2015
	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Beginning yield	5.02%	7.81%	14.02%	7.06%	4.98%	7.81%	13.64%	6.92%
Purchases	4.71%	—%	16.87%	5.75%	5.00%	9.25%	16.99%	6.16%
Sales	(5.02)%	(8.17)%	—%	(5.11)%	(5.08)%	(8.77)%	(18.93)%	(5.85)%
Repayments	(5.77)%	(8.32)%	(14.04)%	(7.17)%	(5.69)%	(8.30)%	(13.84)%	(7.76)%
Repricing/Reforecast	(0.35)%	—%	0.48%	0.26%	(0.31)%	—%	0.81%	0.52%
Ending yield	4.90%	7.79%	14.69%	7.19%	4.90%	7.79%	14.69%	7.19%

As of June 30, 2016, approximately 75% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of June 30, 2016:

First Lien	Second Lien

Results of Operations

Operating results for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Investment income:
First lien floating rate loans	$2,222	$2,401	$4,461	$4,833
Second lien floating rate loans	401	606	850	1,206
CLO equity	1,649	1,873	3,306	3,582
Total investment income	4,272	4,880	8,617	9,621
Expenses:
Interest and other debt related costs	640	758	1,304	1,513
Management fee	511	563	1,008	1,141
Other expenses, net	278	282	557	560
Net expenses	1,429	1,603	2,869	3,214
Net investment income before taxes	2,843	3,277	5,748	6,407
Income tax benefit (provision)	125	(57)	98	(127)
Net investment income	2,968	3,220	5,846	6,280
Net realized and unrealized (loss) gain on investments:
Net realized (loss) gain on investments	(409)	78	(1,299)	385
Net unrealized appreciation (depreciation) on investments	7,709	(150)	7,889	274
Income tax benefit (provision)	—	11	—	11
Net gain (loss) on investments	7,300	(61)	6,590	670
Net Earnings	$10,268	$3,159	$12,436	$6,950

Investment Income
Investment income decreased $0.6 million, or 12.5%, to $4.3 million for the three months ended June 30, 2016 over the comparable period in 2015. The decrease was a result of a smaller investment portfolio, on average, during the second quarter of 2016 compared to the comparable period in 2015. Investment income decreased $1.0 million, or 10.4%, to $8.6 million for the six months ended June 30, 2016 over the comparable period in 2015, due to a smaller investment portfolio, on average, during the first six months of 2016 compared to the comparable period in 2015.

Net Expenses
Net expenses decreased $0.2 million, or 10.9%, to $1.4 million for the three months ended June 30, 2016 over the comparable period in 2015. The decline was driven by a reduction of interest expense due to less debt outstanding and lower management fees as a result of lower Net Assets during the second quarter of 2016 compared to the comparable period in 2015. Net expenses decreased $0.3 million, or 10.7%, to $2.9 million for the six months ended June 30, 2016 over the comparable period in 2015. The decline was driven by a reduction of interest expense due to less debt outstanding and lower management fees as a result of lower Net Assets during the comparable period in 2016.
The following table outlines the costs associated with our debt financing during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Interest expense	$545	$635	$1,128	$1,272
Commitment fees	72	26	130	47
Amortization of debt financing costs	23	97	46	194
Total Debt Financing Costs	$640	$758	$1,304	$1,513

Average debt outstanding	$96,799	$126,259	$100,569	$127,601
Average cost of funds (1)	2.65%	2.41%	2.60%	2.39%
Weighted average interest rate	2.23%	1.99%	2.22%	1.98%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs
Net Realized Gain (Loss)
Sales and repayments of investments during the three months ended June 30, 2016 totaled $29.8 million resulting in net realized losses of $0.4 million. Sales and repayments of investments during the six months ended June 30, 2016 totaled $52.8 million resulting in net realized losses of $1.3 million.
Sales and repayments of investments during the three months ended June 30, 2015 totaled $41.1 million resulting in net realized gains of $0.1 million. Sales and repayments of investments during the six months ended June 30, 2015 totaled $83.5 million resulting in net realized gains of $0.4 million.
Net Unrealized Appreciation (Depreciation)
During the three months ended June 30, 2016, we recognized net unrealized appreciation on the investment portfolio of $7.7 million driven by net unrealized appreciation of $3.1 million on the Loan Portfolio and $4.6 million of net unrealized appreciation on the CLO Portfolio. The primary driver for the increase in fair value of the Loan Portfolio was higher prices in the broadly syndicated U.S. loan market as a result of improved loan issuance and tightening yields during the quarter. The increase in fair value of the CLO Portfolio was a result of tightening spreads and increasing trades in CLO equity.
During the six months ended June 30, 2016, we recognized net unrealized appreciation on the investment portfolio of $7.9 million driven by net unrealized appreciation of $5.8 million on the Loan Portfolio and $2.1 million of net unrealized appreciation on the CLO Portfolio. The primary driver for the increase in fair value of the Loan Portfolio was higher prices in the broadly syndicated U.S. loan market as a result of improved inflows and tightening yields during the six months ended June 30, 2016. The increase in fair value of the CLO Portfolio was a result of tightening spreads and increasing trades in CLO equity.
Income Taxes
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

Financial Condition, Liquidity and Capital Resources
Liquidity and capital resources arise primarily from our Credit Facility and cash flows from operations. In addition, we may use proceeds from any follow-on equity offerings of common stock and other supplementary financing mechanisms as additional sources of capital and liquidity.
In order to qualify as a RIC, we must annually distribute in a timely manner to our stockholders at least 90% of our taxable ordinary income. In addition, we must also distribute in a timely manner to our stockholders all of our taxable ordinary and capital income in order to not be subject to income taxes. Accordingly, our ability to retain earnings is limited.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of June 30, 2016, our net asset value was $12.45 per share and our closing market price was $10.26 per share.
Debt Capital
As of June 30, 2016, we had $97.1 million in borrowings outstanding on our Credit Facility and our debt to equity ratio was 0.78x. The fair value of assets pledged as collateral on our Credit Facility as of June 30, 2016 were $180.2 million. As of June 30, 2016, we had approximately $41.1 million of available liquidity consisting of $3.2 million of cash and cash equivalents and $37.9 million of available capacity on our Credit Facility.
As a BDC, we are permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2016 and December 31, 2015, our asset coverage was 228% and 207%, respectively.
Operating and Financing Cash Flows
For the six months ended June 30, 2016, net cash provided by operating activities was $19.6 million and was primarily due to net proceeds from the disposition of investments of $52.8 million and increase in payable for investments purchased of $6.4 million, offset by $41.1 million of investment purchases. For the six months ended June 30, 2016, net cash used in financing activities was $18.9 million and was used to reduce debt outstanding by $13.1 million and pay $5.8 million of distributions to stockholders. For the six months ended June 30, 2015, net cash provided by operating activities was $14.6 million and was primarily from the collection of interest on our investment portfolio and net proceeds from purchases and sales of investments. For the six months ended June 30, 2015, net cash used in financing activities was $13.9 million and was attributed to $7.7 million for distributions to stockholders paid and a net decrease in debt outstanding of $6.2 million.
Contractual Obligations
A summary of our contractual payment obligations as of June 30, 2016 are as follows:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility	$97,100	$—	$97,100	$—	$—
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

The table below details the distributions to stockholders declared on our shares of common stock since the completion of our IPO:

Quarterly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.180	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.280	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.280	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.290	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.290	$2,900

Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
November 2, 2015	November 18, 2015	November 20, 2015	December 2, 2015	$0.097	$970
November 2, 2015	December 22, 2015	December 24, 2015	January 5, 2016	$0.097	$970
November 2, 2015	January 20, 2016	January 22, 2016	February 2, 2016	$0.097	$970
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
May 2, 2016	May 19, 2016	May 23, 2016	June 2, 2016	$0.097	$970
May 2, 2016	June 21, 2016	June 23, 2016	July 5, 2016	$0.097	$970
May 2, 2016	July 19, 2016	July 21, 2016	August 2, 2016	$0.097	$970
August 3, 2016	August 19, 2016	August 23, 2016	September 2, 2016	$0.097	$970
August 3, 2016	September 20, 2016	September 22, 2016	October 4, 2016	$0.097	$970
August 3, 2016	October 19, 2016	October 21, 2016	November 2, 2016	$0.097	$970
Inception to Date Total				$3.163	$31,630
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
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy by a group of our Manager’s valuation, accounting and finance professionals, which is independent of our Manager's investment team. To prepare the proposed valuation, the group reviews information provided by a nationally recognized independent pricing service, broker-dealers, and may consult with the investment team and other internal resources of our Manager and its affiliates. The preliminary valuation recommendations are then presented to the Investment Committee and reviewed and approved by our Audit and Compliance Committee. The valuation recommendations are then reviewed by our Board of Directors for final approval. There were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process compared to the year ended December 31, 2015.
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
The valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Our Senior Floating Rate Loans are predominately valued based on evaluated prices from a nationally recognized independent pricing service or from third-party brokers who make markets in such debt investments. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range and dispersion of third-party estimates, frequency of pricing updates, comparison of recent trade activity for similar securities, and review for consistency with market conditions observed as of the measurement date.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of June 30, 2016, 100% of the debt investments in our portfolio had interest rate floors between 0.75% and 1.25%, which, in the current interest rate environment where LIBOR is below 0.75%, has effectively converted those floating rate debt investments to fixed rate debt investments. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor, and therefore, our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of June 30, 2016, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and debt financing.

($ in thousands except per share data) Basis point increase (1)	Interest income	Interest expense	Net increase to Net Earnings	Net increase per share
300	$5,281	$2,868	$2,413	$0.24
200	$3,292	$1,912	$1,380	$0.14
100	$1,303	$956	$347	$0.03
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
The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO equity investments as of June 30, 2016(1).

(1)
Forward LIBOR curve used to develop the cash flows incorporated in the June 30, 2016 valuations and the cash flows used to calculate the effective yield as of June 30, 2016. Source: Bloomberg as of July 19, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be a party to certain ordinary routine litigation incidental to our business, including the enforcement of our rights under contracts with our portfolio companies. We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this quarterly report on Form 10-Q, including our interim financial statements and the related notes thereto before you decide to invest in ACSF. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are not the only risks facing our Company.
Risks Related to Our Business and Structure
Our Manager is expected to change as a result of a change in its ownership
Our Manager is an indirect subsidiary of a wholly-owned portfolio company of American Capital.  On May 23, 2016, American Capital announced that it had entered into a merger agreement (the “Merger Agreement”) with Ares Capital Corporation (“Ares Capital”), under which Ares Capital will acquire American Capital in a cash and stock transaction (the “Acquisition”), subject to each party’s shareholder approval, customary regulatory approvals and other closing conditions.  In accordance with the 1940 Act and the terms of our management agreement with our Manager, the management agreement will automatically terminate upon consummation of the Acquisition as a result of the ultimate change in ownership of our Manager.  Under the Merger Agreement, American Capital agreed to cause our Manager to use commercially reasonable efforts to obtain as promptly as possible the approval of our Board of Directors and our shareholders of a new investment advisory contract with an affiliate of Ares Capital on substantially similar terms as the management agreement with our Manager and a temporary advisory contract with the affiliate of Ares Capital in the event that shareholder approval is not obtained prior to the closing of the Acquisition.  A process is under way involving the disinterested members of our Board of Directors reviewing such information as may be reasonably necessary for our Board of Directors to evaluate the terms of the proposed new investment advisory contract with Ares Capital’s affiliate.  We cannot assure you that we will enter into a new investment advisory contract with an Ares Capital affiliate in connection with the Acquisition or that we will have continued access to the same senior management and/or key personnel.  Any change in our Manager could materially adversely affect our ability to implement our business strategy and have an adverse impact on our business, financial condition, results of operations or cash flows.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	August 5, 2016	By:	/s/ John R. Erickson
John R. Erickson Executive Vice President and Chief Financial Officer (Principal Financial Officer)