Form 10-Q
period 2016-09-30
American Capital Senior Floating, Ltd.
filed 2016-11-04
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange     Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $.01 par value, outstanding as of November 2, 2016 was 10,000,100.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2016 (unaudited)	December 31, 2015
Assets:
Investments, fair value (cost of $248,541 and $261,875, respectively)	$231,006	$229,056
Cash and cash equivalents	4,724	2,474
Receivable for investments sold	4,975	3,096
Deferred financing costs	204	273
Interest receivable	545	583
Prepaid expenses and other assets	243	89
Receivable from affiliate (see notes 3 and 4)	283	234
Total assets	$241,980	$235,805
Liabilities:
Secured revolving credit facility payable (see note 7)	$100,000	$110,200
Payable for investments purchased	7,043	5,437
Distributions to stockholders payable (see note 10)	970	970
Management fee payable (see note 3)	1,520	536
Interest payable (see note 7)	26	52
Taxes payable (see note 8)	87	278
Payable to affiliate (see note 4)	167	217
Other liabilities and accrued expenses	183	186
Total liabilities	109,996	117,876
Commitments and contingencies (see note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000,100 issued and outstanding; 300,000,000 authorized	100	100
Paid-in capital in excess of par	150,903	150,903
Undistributed net investment income	1,784	1,560
Accumulated net realized loss from investments	(3,268)	(1,815)
Net unrealized depreciation on investments	(17,535)	(32,819)
Total net assets	131,984	117,929
Total liabilities and net assets	$241,980	$235,805
Net asset value per share outstanding	$13.20	$11.79

See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest	$4,589	$4,987	$13,206	$14,608
Total investment income	4,589	4,987	13,206	14,608
Expenses:
Interest and commitment fee (see note 7)	642	667	1,900	1,986
Management fee (see note 3)	512	558	1,520	1,699
Professional fees	95	60	329	151
Insurance	111	116	331	349
Amortization of deferred financing costs	23	99	69	293
Other general and administrative expenses (see note 4)	358	303	1,154	1,011
Total expenses	1,741	1,803	5,303	5,489
Expense reimbursement (see notes 3 and 4)	(283)	(193)	(976)	(665)
Net expenses	1,458	1,610	4,327	4,824
Net investment income before taxes	3,131	3,377	8,879	9,784
Income tax (provision) benefit (see note 8)	(23)	(33)	75	(160)
Net investment income	3,108	3,344	8,954	9,624
Net (loss) gain on investments:
Net realized (loss) gain on investments	(154)	(5)	(1,453)	380
Net unrealized appreciation (depreciation) on investments	7,395	(10,537)	15,284	(10,263)
Income tax benefit	—	—	—	11
Net gain (loss) on investments	7,241	(10,542)	13,831	(9,872)
Net increase (decrease) in net assets resulting from operations (“Net Earnings (Loss)”)	$10,349	$(7,198)	$22,785	$(248)

Net investment income per share	$0.31	$0.33	$0.90	$0.96
Net Earnings (Loss) per share (see note 5)	$1.03	$(0.72)	$2.28	$(0.02)
Distributions to stockholders declared per share	$0.29	$0.29	$0.87	$0.87
Weighted average shares outstanding	10,000	10,000	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operations:
Net investment income	$8,954	$9,624
Net realized (loss) gain	(1,453)	380
Net unrealized appreciation (depreciation) on investments	15,284	(10,252)
Net Earnings (Loss)	22,785	(248)

Distributions to stockholders:
From net investment income	(8,730)	(8,720)

Capital Transactions:
Distribution for income taxes waived	—	(11)
Net decrease in net assets from capital transactions	—	(11)
Net increase (decrease) in net assets	14,055	(8,979)

Net assets beginning of period	117,929	144,235
Net assets end of period	$131,984	$135,256

Undistributed net investment income included in net assets	$1,784	$1,037
Common shares outstanding	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Earnings (Loss)	$22,785	$(248)
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss (gain) on investments	1,453	(380)
Net unrealized (appreciation) depreciation on investments	(15,284)	10,263
Accretion of CLO interest income	(5,215)	(5,570)
Net amortization of discount on loans	(205)	(49)
Amortization of deferred financing costs	69	293
Purchase of investments	(59,349)	(88,997)
Proceeds from disposition of investments	76,650	103,371
(Increase) decrease in receivable for investments sold	(1,879)	976
Increase (decrease) in payable for investments purchased	1,606	(3,231)
Increase in receivable from affiliate	(49)	(29)
Decrease in interest receivable	38	44
Increase in prepaid expenses and other assets	(154)	(168)
Decrease in interest payable	(26)	(18)
Decrease in other liabilities and accrued expenses	(3)	(7)
Decrease in payable to affiliate	(50)	(10)
Increase (decrease) in management fee payable	984	(19)
(Decrease) increase in taxes payable	(191)	119
Net cash provided by operating activities	21,180	16,340
Cash Flows from Financing Activities:
Distributions to stockholders paid	(8,730)	(10,650)
Payments on revolving credit facility, net	(10,200)	(5,200)
Net cash used in financing activities	(18,930)	(15,850)
Net increase in cash and cash equivalents	2,250	490
Cash and cash equivalents at beginning of period	2,474	1,757
Cash and cash equivalents at end of period	$4,724	$2,247
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$1,927	$2,004
Cash paid for income taxes	$240	$30
Distributions to stockholders declared and payable during the period	8,730	8,720
Supplemental disclosure of non-cash financing activity:
Distribution for income taxes waived	$—	$(11)

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —133.2% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	05/28/21	4.75%	L+ 3.75	1.00%	Hotels, Restaurants & Leisure	$1,957	$1,952	$1,888
Acosta, Inc. (5)	09/26/21	4.25%	L+ 3.25	1.00%	Media	2,456	2,424	2,346
ADMI Corp. (5)	04/29/22	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	1,538	1,535	1,549
Aegis Toxicology Sciences Corporation (5)	02/24/21	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,629	1,622	1,483
Agrofresh Inc. (3), (5)	07/31/21	5.75%	L+ 4.75	1.00%	Chemicals	642	641	641
Air Medical Group Holdings, Inc. (5)	04/28/22	4.25%	L+ 3.25	1.00%	Health Care Providers & Services	1,975	1,979	1,961
Albertson's LLC (5)	12/21/22	4.75%	L+ 3.75	1.00%	Food & Staples Retailing	988	964	999
AlixPartners, LLP (5)	07/28/22	4.50%	L+ 3.50	1.00%	Diversified Financial Services	983	980	986
Alliant Holdings Intermediate, LLC (5)	08/12/22	5.25%	L+ 4.00	1.00%	Insurance	499	494	502
Alliant Holdings Intermediate, LLC (5)	08/12/22	4.75%	L+ 3.50	1.00%	Insurance	1,037	1,035	1,038
Allied Universal Holdco LLC (5)	07/28/22	5.00%	L+ 4.50	1.00%	Commercial Services & Supplies	84	82	85
Allied Universal Holdco LLC (5)	07/28/22	5.50%	L+ 4.50	1.00%	Commercial Services & Supplies	834	825	838
Altice France S. A. (3), (5)	01/15/24	5.00%	L+ 4.25	0.75%	Media	1,496	1,482	1,514
American Tire Distributors, Inc. (5)	09/01/21	5.25%	L+ 4.25	1.00%	Distributors	968	965	959
Amneal Pharmaceuticals LLC (5)	11/01/19	4.50%	L+ 3.50	1.00%	Pharmaceuticals	985	985	989
AmWINS Group, LLC (5)	09/06/19	4.75%	L+ 3.75	1.00%	Insurance	2,911	2,921	2,933
Anchor Glass Container Corporation (5)	07/01/22	4.75%	L+ 3.75	1.00%	Containers & Packaging	2,423	2,412	2,442
APLP Holdings Limited Partnership (3), (5)	04/13/23	6.00%	L+ 5.00	1.00%	Independent Power and Renewable Electricity Producers	468	455	474
AqGen Ascensus, Inc. (5)	12/05/22	5.50%	L+ 4.50	1.00%	Capital Markets	1,489	1,435	1,482
Aquilex LLC (5)	12/31/20	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	906	905	872
Ardent Legacy Acquisitions, Inc. (5)	08/04/21	6.50%	L+ 5.50	1.00%	Health Care Providers & Services	330	327	328
Arnold and S. Bleichroeder Holdings, Inc. (5)	12/01/22	4.84%	L+ 4.00	0.75%	Capital Markets	709	696	711
Ascend Learning, LLC (5)	07/31/19	5.50%	L+ 4.50	1.00%	Diversified Consumer Services	583	581	586
Asurion, LLC (5)	08/04/22	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	2,150	2,130	2,164
Avaya Inc. (5)	05/29/20	6.25%	L+ 5.25	1.00%	Software	988	831	734
BJ's Wholesale Club, Inc. (5)	09/26/19	4.50%	L+ 3.50	1.00%	Food & Staples Retailing	1,427	1,428	1,433
Blackboard Inc. (5)	10/04/18	4.75%	L+ 3.75	1.00%	Software	2,417	2,417	2,415
BWay Intermediate Company, Inc. (5)	08/14/20	5.50%	L+ 4.50	1.00%	Containers & Packaging	2,350	2,335	2,367
Calceus Acquisition, Inc. (5)	01/31/20	5.00%	L+ 4.00	1.00%	Textiles, Apparel & Luxury Goods	2,319	2,326	1,979

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —133.2% of Net Assets
Camp International Holding Company (5)	08/18/23	4.75%	L+ 3.75	1.00%	Transportation Infrastructure	$2,450	$2,464	$2,451
Candy Intermediate Holdings, Inc. (5)	06/15/23	5.50%	L+ 4.50	1.00%	Food Products	1,796	1,793	1,811
Carecore National, LLC (5)	03/05/21	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	2,004	2,004	1,971
CB Poly Investments, LLC (5)	08/16/23	6.25%	L+ 5.25	1.00%	Commercial Services & Supplies	1,500	1,485	1,513
CCM Merger Inc. (5)	08/06/21	4.50%	L+ 3.50	1.00%	Hotels, Restaurants & Leisure	819	815	821
CEC Entertainment, Inc. (5), (7)	02/12/21	4.00%	L+ 3.00	1.00%	Hotels, Restaurants & Leisure	744	720	736
Checkout Holding Corp. (5)	04/09/21	4.50%	L+ 3.50	1.00%	Media	2,444	2,443	2,228
CHG Healthcare Services, Inc. (5)	06/07/23	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	663	663	671
Community Health Systems, Inc. (3), (5)	12/31/19	3.75%	L+ 2.75	1.00%	Health Care Providers & Services	1,496	1,426	1,471
CityCenter Holdings, LLC (5)	10/16/20	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	1,461	1,467	1,473
CNT Holdings III Corp (5)	01/22/23	5.25%	L+ 4.25	1.00%	Internet & Catalog Retail	697	693	702
Compuware Corporation (5)	12/15/21	6.25%	L+ 5.25	1.00%	Software	955	936	953
Cotiviti Corporation (3), (5)	09/28/23	3.61%	L+ 2.75	1.75%	Professional Services	766	761	769
CPG International Inc. (5)	09/30/20	4.75%	L+ 3.75	1.00%	Building Products	1,923	1,923	1,929
CPI Buyer, LLC (5)	08/16/21	5.50%	L+ 4.50	1.00%	Trading Companies & Distributors	965	955	960
CT Technologies Intermediate Holdings, Inc. (5)	12/01/21	5.25%	L+ 4.25	1.00%	Health Care Technology	494	492	489
Dell International LLC (5)	09/07/23	4.00%	L+ 3.25	0.75%	Technology Hardware, Storage & Peripherals	2,000	1,990	2,014
Dell Software Group (5)	09/27/22	7.00%	L+ 6.00	1.00%	Software	2,000	1,985	1,987
Deltek, Inc. (5)	06/25/22	5.00%	L+ 4.00	1.00%	Software	2,872	2,867	2,889
Dole Food Company, Inc. (5)	11/01/18	4.51%	L+ 3.50	1.00%	Food Products	2,493	2,490	2,503
Duff & Phelps Corporation (5)	04/23/20	4.75%	L+ 3.75	1.00%	Capital Markets	2,400	2,401	2,409
Eastern Power, LLC (5)	10/02/21	5.00%	L+ 4.00	1.00%	Independent Power and Renewable Electricity Producers	932	927	943
Electrical Components International, Inc. (5)	05/28/21	5.75%	L+ 4.75	1.00%	Electrical Equipment	1,813	1,816	1,816
Emerald Expositions Holding, Inc. (5)	06/17/20	4.75%	L+ 3.75	1.00%	Media	2,457	2,471	2,468
Epicor Software Corporation (5)	06/01/22	4.75%	L+ 3.75	1.00%	Software	1,987	1,971	1,963
Erie Acquisition Holdings, Inc. (5), (7)	03/01/23	5.81%	L+ 4.75	1.00%	Commercial Services & Supplies	498	488	502
EWT Holdings III Corp. (5)	01/15/21	4.75%	L+ 3.75	1.00%	Machinery	973	969	975
Expro Finservices S.à r.l. (3), (5)	09/02/21	5.75%	L+ 4.75	1.00%	Energy Equipment & Services	1,960	1,939	1,653
Fairmount Minerals, Ltd. (5)	09/05/19	4.50%	L+ 3.50	1.00%	Metals & Mining	424	425	380
FHC Health Systems, Inc. (5)	12/23/21	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	1,496	1,474	1,464

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —133.2% of Net Assets
Filtration Group Corporation (5)	11/20/20	4.25%	L+ 3.25	1.00%	Industrial Conglomerates	$990	$990	$996
Fitness International, LLC (5), (7)	07/01/20	6.00%	L+ 5.00	1.00%	Hotels, Restaurants & Leisure	1,750	1,727	1,752
Gates Global LLC (5)	07/06/21	4.25%	L+ 3.25	1.00%	Machinery	1,456	1,455	1,437
Global Tel*Link Corporation (5)	05/23/20	5.00%	L+ 3.75	1.25%	Diversified Telecommunications Services	1,654	1,635	1,606
Gold Merger Co., Inc. (5)	07/27/23	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	1,000	1,004	1,009
Gruden Acquisition, Inc. (5)	08/18/22	5.75%	L+ 4.75	1.00%	Road & Rail	331	328	299
HFOTC LLC (5), (7)	08/19/21	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	1,491	1,434	1,469
HGIM Corp. (5)	06/18/20	5.50%	L+ 4.50	1.00%	Marine	1,455	1,458	920
Hyland Software, Inc. (5)	07/01/22	4.75%	L+ 3.75	1.00%	Software	2,464	2,446	2,483
Immucor, Inc. (5)	08/17/18	5.00%	L+ 3.75	1.25%	Health Care Equipment & Supplies	977	981	954
Indra Holdings Corp. (5)	05/01/21	5.25%	L+ 4.25	1.00%	Textiles, Apparel & Luxury Goods	1,190	1,183	1,006
Informatica Corporation (5)	08/05/22	4.50%	L+ 3.50	1.00%	Software	1,980	1,976	1,931
Information Resources, Inc. (5)	09/30/20	4.75%	L+ 3.75	1.00%	Professional Services	1,931	1,940	1,941
Inmar, Inc. (5)	01/27/21	4.25%	L+ 3.25	1.00%	Commercial Services & Supplies	2,697	2,679	2,683
Ion Media Networks, Inc. (5)	12/18/20	4.75%	L+ 3.75	1.00%	Media	1,897	1,905	1,907
IPC Corp. (5)	08/06/21	5.50%	L+ 4.50	1.00%	Software	1,477	1,472	1,396
Jaguar Holding Company II (5)	08/18/22	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	1,481	1,475	1,488
Jazz Acquisition, Inc. (5)	06/19/21	4.50%	L+ 3.50	1.00%	Aerospace & Defense	1,956	1,960	1,815
Jo-Ann Stores, Inc. (5)	09/29/23	6.00%	L+ 5.00	1.00%	Specialty Retail	500	490	493
Kronos Acquisition Intermediate Inc. (3), (5)	08/26/22	6.00%	L+ 5.00	1.00%	Household Products	990	969	992
Landry's Inc. (5)	09/21/23	4.00%	L+ 3.25	0.75%	Hotels, Restaurants & Leisure	750	746	755
Landslide Holdings, Inc. (5)	09/27/22	5.50%	L+ 4.50	1.00%	Software	700	693	706
Learning Care Group (US) No. 2 Inc. (5)	05/05/21	5.00%	L+ 4.00	1.00%	Diversified Consumer Services	987	987	989
Liberty Cablevision of Puerto Rico LLC (5)	01/07/22	4.50%	L+ 3.50	1.00%	Media	1,000	993	990
Life Time Fitness, Inc. (5)	06/10/22	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	867	861	869
Manitowoc Foodservice, Inc. (3), (5)	03/03/23	5.75%	L+ 4.75	1.00%	Machinery	696	683	706
McGraw-Hill Global Education Holdings, LLC (5)	05/04/22	5.00%	L+ 4.00	1.00%	Media	998	993	1,005
Mediware Information Systems, Inc. (5)	09/28/23	5.75%	L+ 4.75	1.00%	Health Care Technology	500	495	504
Meter Readings Holdings, LLC (5)	08/29/23	6.75%	L+ 5.75	1.00%	Electronic Equipment, Instruments & Components	667	657	667
Mitchell International, Inc. (5)	10/13/20	4.50%	L+ 3.50	1.00%	Software	2,383	2,391	2,386
Moneygram International, Inc. (3), (5)	03/27/20	4.25%	L+ 3.25	1.00%	IT Services	597	572	581

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —133.2% of Net Assets
MPH Acquisition Holdings LLC (5)	06/07/23	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	$478	$476	$485
National Financial Partners Corp. (5)	07/01/20	4.50%	L+ 3.50	1.00%	Insurance	2,448	2,458	2,457
NVA Holdings, Inc. (5)	08/14/21	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	622	620	624
NVLX Acquisition, LLC (5)	12/05/21	6.00%	L+ 5.00	1.00%	Containers & Packaging	499	496	503
Omnitracs, LLC (5)	11/25/20	4.75%	L+ 3.75	1.00%	Internet Software & Services	995	979	993
Onex Carestream Finance LP (5)	06/07/19	5.00%	L+ 4.00	1.00%	Health Care Equipment & Supplies	1,634	1,638	1,523
Opal Acquisition, Inc. (5)	11/27/20	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	2,900	2,885	2,720
Ortho-Clinical Diagnostics S.A. (3), (5)	06/30/21	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	2,451	2,395	2,403
Peabody Energy Corporation (3), (5), (9)	09/24/20	5.75%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	771	662	611
PetSmart, Inc. (5)	03/11/22	4.25%	L+ 3.25	1.00%	Specialty Retail	489	487	490
Phillips-Medisize Corporation (5)	06/16/21	4.75%	L+ 3.75	1.00%	Health Care Equipment & Supplies	1,199	1,198	1,201
Plaskolite, LLC (5)	11/03/22	5.75%	L+ 4.75	1.00%	Chemicals	920	914	923
Plaze, Inc. (5)	07/31/22	5.25%	L+ 4.25	1.00%	Chemicals	828	827	830
PODS, LLC (5)	02/02/22	4.50%	L+ 3.50	1.00%	Road & Rail	995	984	1,002
Power Buyer, LLC (5)	05/06/20	4.25%	L+ 3.25	1.00%	Construction & Engineering	995	994	994
Presidio, Inc. (5)	02/02/22	5.25%	L+ 4.25	1.00%	IT Services	1,330	1,330	1,331
Press Ganey Holdings, Inc. (5)	09/29/23	4.25%	L+ 3.25	1.00%	Health Care Technology	400	398	401
PrimeLine Utility Services LLC (5)	11/14/22	6.50%	L+ 5.50	1.00%	Construction & Engineering	1,110	1,100	1,117
Quikrete Holdings, Inc. (5)	09/28/20	4.00%	L+ 3.00	1.00%	Constructions Materials	586	588	592
Ravago Holdings America, Inc. (5)	07/13/23	5.00%	L+ 4.00	1.00%	Trading Companies & Distributors	499	494	501
Renaissance Learning, Inc. (5)	04/09/21	4.50%	L+ 3.50	1.00%	Software	1,950	1,949	1,947
RGIS Services, LLC (5)	10/18/17	5.50%	L+ 4.25	1.25%	Commercial Services & Supplies	1,506	1,503	1,404
Riverbed Technology, Inc. (5)	04/25/22	5.00%	L+ 4.00	1.00%	Communications Equipment	1,975	1,975	1,997
Road Infrastructure Investment Holdings, Inc. (5)	06/13/23	5.00%	L+ 4.00	1.00%	Chemicals	800	798	808
Scientific Games International, Inc. (3), (5)	10/01/21	6.00%	L+ 5.00	1.00%	Hotels, Restaurants & Leisure	980	973	983
Sears Roebuck Acceptance Corp. (3), (5)	06/30/18	5.50%	L+ 4.50	1.00%	Multiline Retail	980	972	962
Securus Technologies Holdings, Inc. (5)	04/30/20	4.75%	L+ 3.50	1.25%	Diversified Telecommunications Services	1,871	1,853	1,853
Sedgwick Claims Management Services, Inc. (5)	03/01/21	5.25%	L+ 4.25	1.00%	Insurance	499	493	504
Shearer's Foods, LLC (5)	06/30/21	5.25%	L+ 4.25	1.00%	Food Products	496	492	496
Solera, LLC (3), (5)	03/03/23	5.75%	L+ 4.75	1.00%	Software	498	484	503

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —133.2% of Net Assets
Sterigenics-Nordion Holdings, LLC (5)	05/16/22	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	$898	$890	$902
STS Operating, Inc. (5)	02/12/21	4.75%	L+ 3.75	1.00%	Trading Companies & Distributors	1,906	1,914	1,735
Surgery Center Holdings, Inc. (5)	11/03/20	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	1,965	1,958	1,969
Syniverse Holdings, Inc. (5)	04/23/19	4.00%	L+ 3.00	1.00%	Wireless Telecommunication Services	1,466	1,442	1,301
TCH-2 Holdings, LLC (5)	05/06/21	5.50%	L+ 4.50	1.00%	Internet Software & Services	545	527	546
Thermasys Corp. (5)	05/03/19	5.25%	L+ 4.00	1.25%	Machinery	444	445	366
Travelport Finance (Luxembourg) S.à r.l. (3), (5)	09/02/21	5.00%	L+ 4.00	1.00%	Internet Software & Services	1,923	1,906	1,934
Turbocombustor Technology, Inc. (5)	12/02/20	5.50%	L+ 4.50	1.00%	Aerospace & Defense	3,404	3,383	2,970
U.S. Renal Care, Inc. (5)	12/30/22	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	496	492	478
USI, Inc. (5)	12/27/19	4.25%	L+ 3.25	1.00%	Insurance	1,940	1,951	1,945
VF Holding Corp. (5)	06/30/23	4.75%	L+ 3.75	1.00%	Internet Software & Services	1,000	995	1,005
Weight Watchers International, Inc. (3), (5)	04/02/20	4.00%	L+ 3.25	0.75%	Diversified Consumer Services	990	837	753
William Morris Endeavor Entertainment, LLC (5)	05/06/21	5.25%	L+ 4.25	1.00%	Media	1,950	1,948	1,962
WP CPP Holdings, LLC (5)	12/28/19	4.50%	L+ 3.50	1.00%	Aerospace & Defense	2,416	2,412	2,373
Total First Lien Floating Rate Loans						$179,882	$178,510	$175,744
Second Lien Floating Rate Loans —12.4% of Net Assets
Advantage Sales & Marketing Inc. (5)	07/25/22	7.50%	L+ 6.50	1.00%	Professional Services	$1,000	$995	$954
Ameriforge Group Inc. (6), (9)	12/21/20	8.75%	L+ 7.50	1.25%	Energy Equipment & Services	500	456	80
Applied Systems, Inc.	01/24/22	7.50%	L+ 6.50	1.00%	Software	969	965	980
Asurion, LLC (5)	03/03/21	8.50%	L+ 7.50	1.00%	Commercial Services & Supplies	1,000	990	997
Camp International Holding Company (5)	08/18/24	8.25%	L+ 7.25	1.00%	Transportation Infrastructure	1,008	1,008	1,012
Checkout Holding Corp. (5)	04/11/22	7.75%	L+ 6.75	1.00%	Media	1,000	1,002	725
Del Monte Foods, Inc. (3), (5)	08/18/21	8.25%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,130
EWT Holdings III Corp.	01/15/22	8.50%	L+ 7.50	1.00%	Machinery	1,000	997	999
Filtration Group Corporation(5)	11/22/21	8.25%	L+ 7.25	1.00%	Industrial Conglomerates	126	125	127
Jazz Acquisition, Inc. (5)	06/19/22	7.75%	L+ 6.75	1.00%	Aerospace & Defense	1,250	1,255	1,050
Jonah Energy LLC (5), (6)	05/12/21	7.50%	L+ 6.50	1.00%	Oil, Gas & Consumable Fuels	500	495	448
Mitchell International, Inc. (5)	10/11/21	8.50%	L+ 7.50	1.00%	Software	750	707	735
NVA Holdings, Inc. (5)	08/14/22	8.00%	L+ 7.00	1.00%	Health Care Providers & Services	1,500	1,508	1,501
Second Lien Floating Rate Loans (continued) —12.4% of Net Assets

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Ranpak Corp. (5)	10/03/22	8.25%	L+ 7.25	1.00%	Containers & Packaging	$1,375	$1,374	$1,275
Sedgwick Claims Management Services, Inc. (5)	02/28/22	6.75%	L+ 5.75	1.00%	Insurance	2,500	2,413	2,480
Solenis International, L.P. (5)	07/31/22	7.75%	L+ 6.75	1.00%	Chemicals	500	498	489
U.S. Renal Care, Inc. (5)	12/29/23	9.00%	L+ 8.00	1.00%	Health Care Providers & Services	1,000	986	970
WP CPP Holdings, LLC (5)	04/30/21	8.75%	L+ 7.75	1.00%	Aerospace & Defense	493	500	447
Total Second Lien Floating Rate Loans						$17,971	$17,773	$16,399
CLO Equity —29.4% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (6)	04/15/25	15.53%				$5,900	$4,193	$3,551
Apidos CLO XVIII, Income Notes (3), (4), (6)	07/22/26	12.70%				2,500	1,813	1,467
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	04/17/26	9.80%				4,750	3,624	2,483
Avery Point II CLO, Income Notes (3), (4), (6)	07/17/25	24.19%				3,200	2,028	1,043
Babson 2015-1, Income Notes (3), (4), (6)	04/20/27	16.71%				2,500	1,981	1,845
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	04/15/27	10.43%				2,500	1,953	1,256
Blue Hill CLO, Ltd., Subordinated Notes (3), (4), (6)	01/15/26	14.32%				5,400	4,017	1,730
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4), (6)	01/15/26	40.20%				99	66	63
Carlyle Global Market Strategies CLO 2015-3, LTD., Subordinated Notes (3), (4), (6)	07/28/28	22.17%				3,000	2,325	2,472
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	07/23/25	13.12%				4,675	3,301	2,303
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/25	12.03%				2,750	2,043	1,446
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/25	22.42%				2,500	1,502	1,295
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (6)	04/18/26	13.83%				5,250	3,566	2,712
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/17/25	15.08%				2,750	1,960	1,418
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4), (6)	04/18/26	52.96%				3,750	2,705	1,392
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/24	21.79%				1,000	681	667
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	04/15/26	14.38%				3,000	2,392	2,102
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/25	15.74%				3,410	2,153	1,938
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	01/15/24	12.91%				5,500	3,440	1,903
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	08/12/26	8.86%				2,500	1,926	1,374
OZLM VI, Ltd., Subordinated Notes (3), (4), (6)	04/17/26	38.19%				2,000	1,022	1,200
CLO Equity (continued) —29.4% of Net Assets

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2016
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
OZLM VII, Ltd., Subordinated Notes (3), (4), (6)	07/17/26	38.56%				$1,000	$529	$622
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (6)	04/18/26	17.54%				4,000	3,038	2,574
Total CLO Equity						$73,934	$52,258	$38,856
Common Equity —0.0% of Net Assets
New Millennium Holdco, Inc. (9,446 shares) (5), (6), (10)					Health Care Providers & Services	$—	$—	$7
Total Common Equity						$—	$—	$7
Total Non-Control/Non-Affiliate Investments (8) — 175% of Net Assets						$271,787	$248,541	$231,006
Liabilities in Excess of Other Assets — (75.0%) of Net Assets								(99,022)
Net Assets — 100.0%								$131,984

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of September 30, 2016. For each CLO investment we have provided the accounting yield as of September 30, 2016 determined using the effective interest method that will be applied to the current amortized cost of the investment as adjusted for credit impairments, if any, in the following quarter. See Note 2 in this Quarterly Report on Form 10-Q regarding the recognition of Investment Income on CLOs.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically the London Interbank Offered Rate (“LIBOR” or “L”) or the prime index rate (“PRIME” or “P”), and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2016, qualifying assets represented 76% of total assets.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)	All or a portion of this position has not settled as of September 30, 2016.

(8)
Net estimated unrealized loss for federal income tax purposes is $(20,301) as of September 30, 2016 based on a tax cost of $251,306. Estimated aggregate gross unrealized loss for federal income tax purposes as of September 30, 2016 is $(21,537); estimated aggregate gross unrealized gain for federal income tax purposes as of September 30, 2016 is $1,236.

(9)
Investment is on non-accrual as of September 30, 2016 and therefore considered non-income producing. All subsequent cash received from investment will be used to reduce its cost basis until the investment is placed back on accrual status or the cost basis has been collected.

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
As of September 30, 2016 and December 31, 2015, all of our investments were Non-Control/Non-Affiliate investments.
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
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2016, we had two loans on non-accrual status.
Interest income on CLO equity investments is recognized using the effective interest method as required by FASB ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated cash flows and our cost basis. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates. During the three months ended September 30, 2016, we recorded $0.2 million in credit loss write downs to the current amortized cost basis on our CLO equity investments on one CLO equity investment. During the nine months ended September 30, 2016, we recorded $1.3 million in credit loss write downs to current amortized cost basis on four CLO equity investments. During both the three and nine months ended September 30, 2015, we recorded no credit loss write downs to the current amortized cost basis on our CLO equity investments.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. The Update provides guidance on eight specific cash flow issues including the statement cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2016-15 on our consolidated statements of cash flows.
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
Pursuant to the management agreement, our Manager has agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO (the “Expense Cap”). Operating expenses subject to this reimbursement include both (i) our operating expenses reimbursed to our Manager and its affiliates for the expenses related to our operations incurred on our behalf and (ii) our operating expenses directly incurred by us, excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of this Expense Cap, any reimbursements to our Manager and its affiliates could be reduced or eliminated, and in certain instances, our Manager could be required to reimburse us so that our other expenses do not exceed the Expense Cap. Our Manager has agreed to extend the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, at which time we expect to submit to a vote of stockholders an amendment and

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

restatement of the management agreement which would (i) extend the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provide for reimbursement by us to our Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Manager and its affiliates who provide services to us necessary for our operations that are not required to be provided by our Manager under the management agreement and (iii) make certain other immaterial changes. Following the expiration of the Expense Cap, we will be fully responsible for the payment of our operating expenses. For the three and nine months ended September 30, 2016, our Manager was responsible for $283 and $976, respectively, of operating expenses as a result of the Expense Cap. For the three and nine months ended September 30, 2015, our Manager was responsible for $193 and $665, respectively, of operating expenses as a result of the Expense Cap.
Our Manager receives a management fee from us that is payable quarterly in arrears. The management fee is calculated at an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager under the management agreement. For the three and nine months ended September 30, 2016, we recognized management fee expenses of $512 and $1,520, respectively. For the three and nine months ended September 30, 2015, we recognized management fee expenses of $558 and $1,699, respectively.
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
Note 4. Related Party Transactions
Administrative Services Agreement and Management Agreement
Our Manager has entered into an administrative services agreement whereby our Manager has agreed to reimburse American Capital and its affiliates for certain expenses incurred on our behalf. Pursuant to our management agreement, we are responsible for reimbursing our Manager, American Capital and its affiliates for expenses incurred on our behalf, excluding employment-related expenses of our and our Manager’s officers and any employees of American Capital or its affiliates who provide services to us pursuant to the management agreement or to our Manager pursuant to the administrative services agreement. In addition, our Manager or one of its affiliates may pay for or incur certain expenses and then allocate these expenses to us. For the three and nine months ended September 30, 2016, we recognized expenses of $222 and $562, respectively, pursuant to the management agreement. For the three and nine months ended September 30, 2015, we recognized expenses of $236 and $720, respectively, pursuant to the management agreement. Refer to Note 3 in this Quarterly Report on Form 10-Q for additional information on the management agreement.
Securities Transactions
We may, from time to time, purchase securities from, or sell securities to affiliates of our Manager at fair market value on the trade date. During the three months ended September 30, 2016, there were no purchases or sales of securities to affiliates of our manager. During the nine months ended September 30, 2016, there were $1,729 in purchases of securities from affiliates of our Manager and no sales of securities to affiliates of our Manager. During the three and nine months ended September 30, 2015, there were no purchases or sales of securities to affiliates of our Manager.
Note 5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator — Net Earnings (Loss)	$10,349	$(7,198)	$22,785	$(248)
Denominator — weighted average shares	10,000,100	10,000,100	10,000,100	10,000,100
Net Earnings (Loss) per share — basic and diluted	$1.03	$(0.72)	$2.28	$(0.02)

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
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments' underlying collateral, including, but not limited to, assumptions for default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant's market yield assumptions

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

that are derived from multiple sources, including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices. For the nine months ended September 30, 2016, there were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process compared to the year ended December 31, 2015.
The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$175,744	$—	$175,744	$—
Second lien floating rate loans	16,399	—	15,871	528
CLO equity	38,856	—	—	38,856
Common equity	7	—	—	7
Total Investments	$231,006	$—	$191,615	$39,391

	December 31, 2015
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$169,580	$—	$169,580	$—
Second lien floating rate loans	22,575	—	22,216	359
CLO equity	36,854	—	—	36,854
Common equity	47	—	—	47
Total Investments	$229,056	$—	$191,796	$37,260
The following table provides a summary of the changes in fair value of Level 3 assets for the nine months ended September 30, 2016 as well as the portion of net unrealized appreciation (depreciation) for the nine months ended September 30, 2016 related to those assets still held as of September 30, 2016:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Total
Beginning Balance – December 31, 2015	$—	$359	$36,854	$47	$37,260
Purchases	—	—	1,493	—	1,493
Repayments (1)	—	(33)	(10,049)	—	(10,082)
Amortization of discount/premium (2)	—	1	5,215	—	5,216
Net unrealized appreciation (depreciation)	—	201	5,343	(40)	5,504
Ending Balance – September 30, 2016	$—	$528	$38,856	$7	$39,391
Net change in net unrealized appreciation (depreciation) attributable to our Level 3 assets still held as of September 30, 2016	$—	$201	$5,343	$(40)	$5,504

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the nine months ended September 30, 2015 as well as the portion of net unrealized depreciation for the nine months ended September 30, 2015 related to those assets still held as of September 30, 2015:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Total
Beginning Balance – December 31, 2014	$5,678	$3,240	$51,577	$60,495
Purchases	—	—	8,206	8,206
Sales	—	—	(2,283)	(2,283)
Repayments (1)	(11)	—	(9,960)	(9,971)
Amortization of discount/premium (2)	2	—	5,570	5,572
Transfers out (3)	(6,892)	(3,240)	—	(10,132)
Transfers in (3)	1,249	493	—	1,742
Realized gains, net	—	—	278	278
Net unrealized depreciation	(26)	(197)	(8,116)	(8,339)
Ending Balance – September 30, 2015	$—	$296	$45,272	$45,568
Net change in net unrealized depreciation attributable to our Level 3 assets still held as of September 30, 2015	$—	$(197)	$(7,900)	$(8,097)

(1)	Includes cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments determined using the effective interest method.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of each quarterly period.

     The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of September 30, 2016:

				Range
	Fair Value as of September 30, 2016	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
Second lien floating rate loans	528	Third-party vendor pricing service	Bid/Ask	16	90	78
CLO equity	38,856	Discounted Cash Flow	Discount rate Prepayment rate Default rate	11.8% 25.0% 1.8%	26.8% 25.0% 4.3%	18.5% 25.0% 2.5%
Common equity	7	Third-party vendor pricing service	Bid/Ask	1	1	1
Total	$39,391
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

We use the Global Industry Classification Standard (“GICS®”) to classify the industry groupings of our SFRL investments. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total Senior Floating Rate Loans as of September 30, 2016 and December 31, 2015. Our investments in CLO equity are excluded from the table.

	September 30, 2016	December 31, 2015
Software	12.5%	11.6%
Health Care Providers & Services	12.0%	9.2%
Media	7.9%	7.7%
Insurance	6.2%	5.2%
Commercial Services & Supplies	5.8%	4.6%
Hotels, Restaurants & Leisure	4.8%	3.7%
Aerospace & Defense	4.5%	6.6%
Containers & Packaging	3.4%	2.4%
Food Products	3.1%	2.2%
Capital Markets	2.4%	2.6%
Machinery	2.3%	1.9%
Internet Software & Services	2.3%	1.0%
Chemicals	1.9%	2.2%
Health Care Equipment & Supplies	1.9%	1.9%
Professional Services	1.9%	2.7%
Transportation Infrastructure	1.8%	1.5%
Diversified Telecommunications Services	1.8%	1.4%
Trading Companies & Distributors	1.7%	1.5%
Textiles, Apparel & Luxury Goods	1.6%	1.7%
Oil, Gas & Consumable Fuels	1.3%	0.4%
Food & Staples Retailing	1.3%	2.3%
Life Sciences Tools & Services	1.3%	1.7%
Diversified Consumer Services	1.2%	2.4%
Construction & Engineering	1.1%	1.2%
Technology Hardware, Storage & Peripherals	1.0%	1.3%
Communications Equipment	1.0%	1.5%
Building Products	1.0%	1.1%
IT Services	1.0%	2.7%
Electrical Equipment	1.0%	1.0%
Independent Power and Renewable	0.7%	1.4%
Diversified Financial Services	0.5%	1.0%
Internet & Catalog Retail	0.4%	1.5%
Constructions Materials	0.3%	1.1%
Other	7.1%	7.8%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Note 7. Debt
Secured Revolving Credit Facility
On October 29, 2015, ACSF Funding amended and restated its secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) to extend the maturity date from December 18, 2015 to December 18, 2018, to decrease the commitment amount from $140,000 to $135,000 and to eliminate the commitment fee when the facility is at least 90% utilized. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of September 30, 2016 and December 31, 2015, the fair value of the assets pledged as collateral in ACSF Funding were $174,299 and $187,895, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended. Following the amendment to the Credit Facility on October 29, 2015, if ACSF Funding terminates the commitment amount in whole or in part prior to December 18, 2017, ACSF Funding will be required to pay a make-whole fee equal to the sum of the present values of all future spread amounts that would have been payable in respect of the total commitments (or terminated portion thereof) during the period from the termination date through December 18, 2017.
ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the current lender commitments under the Credit Facility to the extent the outstanding amount of committed loans is less than an amount equal to 90% of the aggregate commitments from October 29, 2015 to the commitment termination date, payable quarterly in arrears.
As of September 30, 2016, there was $100,000 outstanding under the Credit Facility, which had a fair value of $100,000 and an interest rate of 2.27%. As of December 31, 2015, there was $110,200 outstanding under the Credit Facility, which had a fair value of $110,200 and an interest rate of 2.02%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of September 30, 2016 and December 31, 2015, ACSF Funding was in compliance with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the investments pledged as collateral by ACSF Funding.
For the three and nine months ended September 30, 2016, we incurred interest and commitment fees on the Credit Facility of $642 and $1,900, respectively. For the three and nine months ended September 30, 2015, we incurred interest and commitment fees on the Credit Facility of $667 and $1,986, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

The following table outlines key statistics related to our debt financing for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average debt outstanding	$98,496	$125,008	$99,873	$126,727
Weighted average annual interest rate	2.27%	2.00%	2.24%	1.99%
Commitment fee as a percent of average debt outstanding	0.31%	0.12%	0.29%	0.11%
Amortization of deferred financing costs as a percent of average debt outstanding	0.10%	0.31%	0.10%	0.30%
Total annualized cost of funding as a percent of average debt outstanding	2.68%	2.43%	2.63%	2.40%
Maximum amount of debt outstanding	$102,000	$128,800	$114,300	$134,600
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
At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three months ended September 30, 2016, we recorded an excise tax provision of $23. For the nine months ended September 30, 2016, we recorded an excise tax benefit of $75. For the three and nine months ended September 30, 2015, we recorded an excise tax provision of $33 and $173, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Note 9. Consolidated Financial Highlights

	Nine Months Ended September 30,
	2016	2015
Per Share Data:
Net asset value, beginning of period	$11.79	$14.42
Net investment income	0.90	0.96
Net realized and unrealized (loss) gain on investments	1.38	(0.98)
Net Earnings	2.28	(0.02)
Distributions to stockholders	(0.87)	(0.87)
Net asset value, end of period	$13.20	$13.53
Per share market value, end of period	$11.03	$11.09
Total return based on market value (1), (5)	22.37%	(2.74)%
Total return based on net asset value (1), (5)	22.10%	0.47%
Ratios to Average Net Assets:
Net investment income (2)	9.81%	8.90%
Operating expenses (2), (3)	2.41%	2.35%
Interest and related expenses (2)	2.15%	2.11%
Total expenses (2), (3)	4.56%	4.46%
Supplemental Data:
Net assets, end of period	$131,984	$135,256
Shares outstanding, end of period	10,000,100	10,000,100
Average debt outstanding	$98,496	$126,727
Asset coverage per unit, end of period (4)	2,320	2,084
Portfolio turnover ratio (5)	26.68%	32.97%

(1)
Total return is based on the change in market price or net asset value per share during the period and takes into account distributions reinvested in accordance with the dividend reinvestment and stock purchase plan.

(2)	Annualized for periods less than one year.

(3)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.47% and 5.62%, respectively, without the Expense Cap for the nine months ended September 30, 2016 and 2.97% and 5.08%, respectively, without the Expense Cap for the nine months ended September 30, 2015.

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
Note 10. Capital Transactions
On August 3, 2016, we declared a monthly cash distribution to stockholders of $0.097 per share for each of August, September and October 2016. On October 31, 2016, we declared a monthly cash distribution to stockholders of $0.097 per share for each of November 2016, December 2016 and January 2017. Since our January 2014 IPO, we have declared a total of $34.5 million in distributions to stockholders, or $3.454 per share.
Note 11. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of September 30, 2016 or December 31, 2015.
We did not engage in any off-balance sheet activities as of September 30, 2016 or December 31, 2015.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except share and per share amounts)

Note 12. Subsequent Events
On October 31, 2016, we declared a monthly cash distribution to stockholders of $0.097 per share for each of November 2016, December 2016 and January 2017. The monthly cash distributions will be paid to common stockholders of record as set forth in the table below:

	Distribution per Share	Record Date	Ex-Dividend Date	Payment Date
November 2016	$0.097	November 22, 2016	November 18, 2016	December 2, 2016
December 2016	$0.097	December 23, 2016	December 21, 2016	January 5, 2017
January 2017	$0.097	January 23, 2017	January 19, 2017	February 2, 2017

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
Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The leveraged loan market has grown substantially in recent years with the amount of total leveraged loans outstanding exceeding $870 billion as of September 30, 2016. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite the size and liquidity of the loan market, there continues to be volatility in the loan market as a result of (i) the dynamic correlation between retail fund flows, and (ii) the financial performance of the underlying issuers that comprise the asset class. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with first lien and second lien transactions that support leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for large to mid-sized borrowers.

During the nine months ended September 30, 2016, technical factors in the leveraged loan market improved as retail outflows moderated, CLO issuance increased and loan market outstandings were essentially flat. The technical environment contributed to a rebound in loan prices, as the average bid of the S&P/LSTA Leveraged Loan Index improved to 95.12 as of September 30, 2016, up from the December 31, 2015 average bid price of 91.26. Similarly, technical factors resulted in an improvement in CLO equity prices from the prior quarter. CLO fair values as of September 30, 2016 benefited from an improvement in loan prices and stronger bids from investors.
Portfolio and Investment Activity
As of September 30, 2016, our portfolio was comprised of 76% first lien loans, 7% second lien loans and 17% CLO equity, measured at fair value. The Loan Portfolio consisted of 140 portfolio companies in 46 industries, and the CLO portfolio included 22 CLOs managed by 16 collateral managers with vintages ranging from 2012-2015. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.75%. The weighted average LIBOR floor in our Loan Portfolio was 1% as of September 30, 2016. The following table depicts a summary of the portfolio as of September 30, 2016:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Appreciation (Depreciation)	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$178,510	$175,744	$(2,766)	5.13%
Second lien floating rate loans	17,773	16,399	(1,374)	8.21%
Total Senior Floating Rate Loans	196,283	192,143	(4,140)	5.41%
CLO equity	52,258	38,856	(13,402)	9.45%
Common equity	—	7	7	—%
Total Investment Portfolio	$248,541	$231,006	$(17,535)	6.26%
The portfolio is actively managed, with an annualized turnover ratio of 33.01% and 35.64%, respectively, for the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2016, Loan Portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that have better relative values. The average yield during the three months ended September 30, 2016 on the Loan Portfolio, CLO equity and Investment Portfolio was 5.37%, 10.83% and 6.51%, respectively. The average yield during the nine months ended September 30, 2016 on the Loan Portfolio, CLO equity and Investment Portfolio was 5.40%, 10.64% and 6.51%, respectively. The following tables depict the portfolio activity for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016					Nine Months Ended September 30, 2016
($ in thousands)	First Lien	Second Lien	CLO Equity	Common Equity	Total	First Lien	Second Lien	CLO Equity	Common Equity	Total
Fair value, beginning of period	$173,898	$16,463	$37,021	$35	$227,417	$169,580	$22,575	$36,854	$47	$229,056
Purchases	15,701	2,515	—	—	18,216	52,719	5,137	1,493	—	59,349
Sales	(12,082)	—	—	—	(12,082)	(33,147)	(1,504)	—	—	(34,651)
Repayments (1)	(5,256)	(3,147)	(3,365)	—	(11,768)	(21,118)	(10,832)	(10,049)	—	(41,999)
Non-cash income accrual (2)	65	7	1,910	—	1,982	187	18	5,215	—	5,420
Net realized gains (losses)	(177)	23	—	—	(154)	(1,497)	44	—	—	(1,453)
Net unrealized appreciation (depreciation)	3,595	538	3,290	(28)	7,395	9,020	961	5,343	(40)	15,284
Fair value, end of period	$175,744	$16,399	$38,856	$7	$231,006	$175,744	$16,399	$38,856	$7	$231,006

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and nine months ended September 30, 2016.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLO equity using the effective interest method during the three and nine months ended September 30, 2016.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Loan Portfolio	CLO Equity	Total Portfolio	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio companies, beginning of period	134	22	156	128	20	148
Purchases (new)	14	—	14	46	2	48
Purchases (add-on to existing)	6	—	6	19	—	19
Complete exit	(8)	—	(8)	(34)	—	(34)
Portfolio companies, end of period	140	22	162	140	22	162
The following table depicts the weighted average portfolio yield by activity type during the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Beginning yield	5.06%	8.27%	11.16%	6.59%	5.03%	7.90%	10.04%	6.37%
Purchases	5.40%	8.02%	—%	5.22%	5.32%	8.52%	37.75%	5.90%
Sales	(4.61)%	—%	—%	(4.54)%	(4.91)%	(8.98)%	—%	(4.88)%
Repayments	(4.80)%	(8.67)%	(18.30)%	(9.78)%	(5.32)%	(7.76)%	(15.68)%	(8.47)%
Repricing/Reforecast	0.24%	—%	(2.17)%	(1.90)%	(0.15)%	(0.25)%	(0.53)%	(0.41)%
Ending yield	5.13%	8.21%	9.45%	6.26%	5.13%	8.21%	9.45%	6.26%
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

The portfolio is actively managed, with a turnover ratio of 20.92% and 44.08%, respectively, for the three and nine months ended September 30, 2015. The average yield during the three months ended September 30, 2015 on the Loan Portfolio, CLO equity and Investment Portfolio was 5.27%, 14.7% and 7.15%, respectively. The average yield during the nine months ended September 30, 2015 on the Loan Portfolio, CLO equity and Investment Portfolio was 5.33%, 14.13% and 7.03%, respectively. The following tables depict the portfolio activity for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
($ in thousands)	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Fair value, beginning of period	$190,427	$27,914	$53,850	$272,191	$194,952	$29,841	$51,577	$276,370
Purchases	11,954	1,959	—	13,913	76,340	4,451	8,206	88,997
Sales	(4,995)	(2,959)	—	(7,954)	(55,335)	(6,724)	(2,283)	(64,342)
Repayments (1)	(7,615)	(841)	(3,433)	(11,889)	(27,312)	(1,757)	(9,960)	(39,029)
Non-cash income accrual (2)	20	5	1,988	2,013	38	11	5,570	5,619
Net realized gains (losses)	19	(24)	—	(5)	104	(2)	278	380
Net unrealized appreciation (depreciation)	(2,860)	(544)	(7,133)	(10,537)	(1,837)	(310)	(8,116)	(10,263)
Fair value, end of period	$186,950	$25,510	$45,272	$257,732	$186,950	$25,510	$45,272	$257,732

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and nine months ended September 30, 2015.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three and nine months ended September 30, 2015.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Loan Portfolio	CLO Equity	Total Portfolio	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio companies - beginning of period	127	19	146	117	16	133
Purchases (new)	12	—	12	55	4	59
Purchases (add-on to existing)	2	—	2	10	—	10
Complete exit	(12)	—	(12)	(45)	(1)	(46)
Portfolio companies - end of period	127	19	146	127	19	146

The following table depicts the weighted average portfolio yield by activity type during the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	First Lien	Second Lien	CLO Equity	Total	First Lien	Second Lien	CLO Equity	Total
Beginning yield	4.90%	7.79%	14.69%	7.19%	4.98%	7.81%	13.64%	6.92%
Purchases	4.91%	7.13%	—%	4.57%	4.99%	8.32%	16.99%	5.89%
Sales	(3.87)%	(7.24)%	—%	(5.11)%	(4.97)%	(8.10)%	(18.93)%	(5.76)%
Repayments	(5.16)%	(8.15)%	(14.67)%	(8.15)%	(5.54)%	(8.23)%	(14.13)%	(7.88)%
Repricing/Reforecast	0.17%	—%	(1.82)%	(1.63)%	(0.20)%	—%	(1.05)%	(0.79)%
Ending yield	4.90%	7.85%	12.95%	6.81%	4.90%	7.85%	12.95%	6.81%

As of September 30, 2016, approximately 70% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of September 30, 2016:

First Lien	Second Lien

Results of Operations

Operating results for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Investment income:
First lien floating rate loans	$2,323	$2,429	$6,784	$7,262
Second lien floating rate loans	356	570	1,206	1,776
CLO equity	1,910	1,988	5,216	5,570
Total investment income	4,589	4,987	13,206	14,608
Expenses:
Interest and other debt related costs	665	766	1,969	2,279
Management fee	512	558	1,520	1,699
Other expenses, net	281	286	838	846
Net expenses	1,458	1,610	4,327	4,824
Net investment income before taxes	3,131	3,377	8,879	9,784
Income tax (provision) benefit	(23)	(33)	75	(160)
Net investment income	3,108	3,344	8,954	9,624
Net realized and unrealized (loss) gain on investments:
Net realized (loss) gain on investments	(154)	(5)	(1,453)	380
Net unrealized appreciation (depreciation) on investments	7,395	(10,537)	15,284	(10,263)
Income tax benefit	—	—	—	11
Net gain (loss) on investments	7,241	(10,542)	13,831	(9,872)
Net Earnings (Loss)	$10,349	$(7,198)	$22,785	$(248)

Investment Income
Investment income decreased $0.4 million, or 8.0%, to $4.6 million for the three months ended September 30, 2016 over the comparable period in 2015. The decrease was a result of a smaller investment portfolio, on average, during the third quarter of 2016 compared to the comparable period in 2015. Investment income decreased $1.4 million, or 9.6%, to $13.2 million for the nine months ended September 30, 2016 over the comparable period in 2015, due to a smaller investment portfolio, on average, during the first nine months of 2016 compared to the comparable period in 2015.

Net Expenses
Net expenses decreased $0.2 million, or 9.4%, to $1.5 million for the three months ended September 30, 2016 over the comparable period in 2015. The decline was driven by a reduction of interest expense due to less debt outstanding and lower management fees as a result of lower Net Assets during the third quarter of 2016 compared to the comparable period in 2015. Net expenses decreased $0.5 million, or 10.3%, to $4.3 million for the nine months ended September 30, 2016 over the comparable period in 2015. The decline was driven by a reduction of interest expense due to less debt outstanding and lower management fees as a result of lower Net Assets during the comparable period in 2016.
The following table outlines the costs associated with our debt financing during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Interest expense	$572	$638	$1,699	$1,911
Commitment fees	70	29	201	75
Amortization of deferred financing costs	23	99	69	293
Total Debt Financing Costs	$665	$766	$1,969	$2,279

Average debt outstanding	$98,496	$125,008	$99,873	$126,727
Average cost of funds (1)	2.68%	2.43%	2.63%	2.40%
Weighted average interest rate	2.27%	2.00%	2.24%	1.99%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs
Net Realized Gain (Loss)
Sales and repayments of investments during the three months ended September 30, 2016 totaled $23.9 million resulting in net realized losses of $0.2 million. Sales and repayments of investments during the nine months ended September 30, 2016 totaled $76.7 million resulting in net realized losses of $1.5 million.
Sales and repayments of investments during the three months ended September 30, 2015 totaled $19.8 million resulting in net realized gains of less than $0.1 million. Sales and repayments of investments during the nine months ended September 30, 2015 totaled $103.4 million resulting in net realized gains of $0.4 million.
Net Unrealized Appreciation (Depreciation)
During the three months ended September 30, 2016, we recognized net unrealized appreciation on the investment portfolio of $7.4 million driven by net unrealized appreciation of $4.1 million on the Loan Portfolio and $3.3 million of net unrealized appreciation on the CLO Portfolio. The primary driver for the increase in fair value of the Loan Portfolio was higher prices in the broadly syndicated U.S. loan market as a result of improved loan issuance and tightening yields during the quarter. The increase in fair value of the CLO Portfolio was a result of tightening spreads and increasing trades in CLO equity.
During the nine months ended September 30, 2016, we recognized net unrealized appreciation on the investment portfolio of $15.3 million driven by net unrealized appreciation of $9.9 million on the Loan Portfolio and $5.4 million of net unrealized appreciation on the CLO Portfolio. The primary driver for the increase in fair value of the Loan Portfolio was higher prices in the broadly syndicated U.S. loan market as a result of improved inflows and tightening yields during the nine months ended September 30, 2016. The increase in fair value of the CLO Portfolio was a result of tightening spreads and increasing trades in CLO equity.
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
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of September 30, 2016, our net asset value was $13.20 per share and our closing market price was $11.03 per share.
Debt Capital
As of September 30, 2016, we had $100.0 million in borrowings outstanding on our Credit Facility and our debt to equity ratio was 0.76x. The fair value of assets pledged as collateral on our Credit Facility as of September 30, 2016 were $174.3 million. As of September 30, 2016, we had approximately $39.7 million of available liquidity consisting of $4.7 million of cash and cash equivalents and $35.0 million of available capacity on our Credit Facility.
As a BDC, we are permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of September 30, 2016 and December 31, 2015, our asset coverage was 232% and 207%, respectively.
Operating and Financing Cash Flows
For the nine months ended September 30, 2016, net cash provided by operating activities was $21.2 million and was primarily due to net proceeds from the disposition of investments of $76.7 million and increase in payable for investments purchased of $1.6 million, offset by $59.3 million of investment purchases. For the nine months ended September 30, 2016, net cash used in financing activities was $18.9 million and was used to reduce debt outstanding by $10.2 million and pay $8.7 million of distributions to stockholders. For the nine months ended September 30, 2015, net cash provided by operating activities was $16.3 million and was primarily from the collection of interest on our investment portfolio and net proceeds from purchases and sales of investments. For the nine months ended September 30, 2015, net cash used in financing activities was $15.9 million and was attributed to $10.6 million for distributions to stockholders and a net decrease in debt outstanding of $5.2 million.
Contractual Obligations
A summary of our contractual payment obligations as of September 30, 2016 are as follows:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility	$100,000	$—	$100,000	$—	$—
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

The table below details the distributions to stockholders declared on our shares of common stock since the completion of our IPO:

Quarterly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 17, 2014	March 27, 2014	March 31, 2014	April 10, 2014	$0.180	$1,800
June 18, 2014	June 26, 2014	June 30, 2014	July 10, 2014	$0.280	$2,800
September 17, 2014	September 26, 2014	September 30, 2014	October 10, 2014	$0.280	$2,800
December 18, 2014	December 29, 2014	December 31, 2014	January 9, 2015	$0.290	$2,900
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.290	$2,900

Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
November 2, 2015	November 18, 2015	November 20, 2015	December 2, 2015	$0.097	$970
November 2, 2015	December 22, 2015	December 24, 2015	January 5, 2016	$0.097	$970
November 2, 2015	January 20, 2016	January 22, 2016	February 2, 2016	$0.097	$970
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
May 2, 2016	May 19, 2016	May 23, 2016	June 2, 2016	$0.097	$970
May 2, 2016	June 21, 2016	June 23, 2016	July 5, 2016	$0.097	$970
May 2, 2016	July 19, 2016	July 21, 2016	August 2, 2016	$0.097	$970
August 3, 2016	August 19, 2016	August 23, 2016	September 2, 2016	$0.097	$970
August 3, 2016	September 20, 2016	September 22, 2016	October 4, 2016	$0.097	$970
August 3, 2016	October 19, 2016	October 21, 2016	November 2, 2016	$0.097	$970
October 31, 2016	November 18, 2016	November 22, 2016	December 2, 2016	$0.097	$970
October 31, 2016	December 21, 2016	December 23, 2016	January 5, 2017	$0.097	$970
October 31, 2016	January 19, 2017	January 23, 2017	February 2, 2017	$0.097	$970
Inception to Date Total				$3.454	$34,540
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of September 30, 2016, 100% of the debt investments in our portfolio had interest rate floors between 0.75% and 1.75%, which, in the current interest rate environment where LIBOR is approximately 0.85%, has effectively converted most of those floating rate debt investments to fixed rate debt investments. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor, and therefore, our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of September 30, 2016, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and debt financing.

($ in thousands except per share data) Basis point increase (1)	Interest income	Interest expense	Net increase to Net Earnings	Net increase per share
300	$5,527	$3,000	$2,527	$0.25
200	$3,581	$2,000	$1,581	$0.16
100	$1,635	$1,000	$635	$0.06
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
The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO equity investments as of September 30, 2016(1).

(1)
Forward LIBOR curve used to develop the cash flows incorporated in the September 30, 2016 valuations and the cash flows used to calculate the effective yield as of September 30, 2016. Source: Bloomberg as of October 19, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	November 4, 2016	By:	/s/ John R. Erickson
John R. Erickson Executive Vice President and Chief Financial Officer (Principal Financial Officer)