Form 10-K
period 2016-12-31
American Capital Senior Floating, Ltd.
filed 2017-03-09
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 814-01025
AMERICAN CAPITAL SENIOR FLOATING, LTD.
(Exact name of registrant as specified in its charter)

Maryland		46-1996220
(State of Incorporation)		(I.R.S. Employer Identification No.)
245 Park Avenue 42nd Floor New York, NY 10167
(Address of principal executive offices)
212-750-7300
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

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 was $98,461,908 based upon a closing price of the registrant's common stock of $10.26 per share as reported on the NASDAQ Global Select Market on that date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. The registrant had 10,000,100 shares of common stock outstanding as of March 7, 2017.

AMERICAN CAPITAL SENIOR FLOATING, LTD.

PART I.
Item 1. Business
General
American Capital Senior Floating, Ltd. (which is referred to as “ACSF”, the “Company”, “we”, “us” and “our”) was organized in February 2013 as a Maryland corporation and commenced operations on October 15, 2013. We are structured as an externally managed, non-diversified closed-end investment management company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “1940 Act”). For tax purposes, we have elected to be taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). On November 14, 2013, we formed a wholly owned consolidated special purpose financing vehicle, ACSF Funding I, LLC (“ACSF Funding”), a Delaware limited liability company.
In January 2014, we completed an initial public offering (“IPO”) of 10.0 million shares of common stock at the public offering price of $15.00 per share for gross proceeds of $150.0 million. Since our IPO we had been managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect subsidiary of American Capital Asset Management, LLC (“ACAM”), which was a wholly owned portfolio company of American Capital, Ltd. (“American Capital”). On January 3, 2017, Ares Capital Corporation (“ARCC”) completed its acquisition of American Capital (the “Acquisition”). In connection with the Acquisition, ACAM merged with and into Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”), a wholly owned portfolio company of ARCC, with IHAM being the surviving entity in such merger. Our Prior Manager terminated its business and registration as an investment adviser upon the closing of the Acquisition and is now a wholly owned subsidiary of IHAM. See “Note 13 — Subsequent Events” in this Annual Report on Form 10-K for more information regarding IHAM becoming our investment adviser.
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Manager actively manages our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”), which are commonly referred to as leveraged loans. Standard and Poor's (“S&P”), an independent international financial data and investment services company and provider of global equity indexes, defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. We also invest in equity tranches of collateralized loan obligations (“CLOs”), which are securitized vehicles collateralized primarily by SFRLs, and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of SFRL positions previously held by us. We utilize leverage to enhance our returns and we are limited under the 1940 Act as a BDC on the amount of leverage we can utilize.
As of December 31, 2016, our investment portfolio totaled $244.9 million at fair value and our net asset value (“NAV”) was $136.8 million. Our portfolio was composed of 149 loan obligors totaling $203.5 million at fair value and 21 CLO equity investments totaling $41.3 million at fair value, each as of December 31, 2016. During our fiscal year ended December 31, 2016, we invested $94.3 million and investments sold or repaid totaled $104.2 million.
Our Manager
As described above, our investment adviser is IHAM, a wholly owned portfolio company of ARCC. IHAM is a SEC-registered investment adviser, comprised of an experienced team of investment professionals focused on investing in and managing primarily middle market senior secured assets through structured investment vehicles and managed accounts. As of December 31, 2016, IHAM had total assets under management of approximately $3.8 billion across 19 vehicles. ARCC is externally managed by its investment adviser, Ares Capital Management LLC, a subsidiary of Ares Management, L.P. (“Ares Management”), a publicly traded, leading global alternative asset manager. ARCC’s administrator, Ares Operations LLC (“Ares Operations”), a subsidiary of Ares Management, provides certain administrative and other services necessary for ARCC and IHAM to operate, including for IHAM to manage ACSF.
We are externally managed by our Manager and do not have any employees. Our Manager is responsible for administering our business activities and day-to-day operations pursuant to the Interim Management Agreement (as defined below), subject to the supervision and oversight of our Board of Directors (our “Board”). Most of the services necessary for creating our investment portfolio and making our investment decisions are provided by investment professionals employed by our Manager or certain of its affiliates. Further, pursuant to the Interim Management Agreement, our Manager has agreed to provide us with certain administrative services. Our Manager provides such services to us via its administrative services agreement with Ares Operations, pursuant to which our Manager has access to their employees, providing such services as operations, finance, compliance, legal, capital markets, accounting, treasury, investor relations and information technology. See “—Management Agreement” below.

Investment Focus
Our investment focus is primarily on Senior Floating Rate Loans and CLOs and, under normal market conditions, we will have at least 80% of our assets in Senior Floating Rate Loans. As a BDC, we are restricted from holding more than 30% of our assets in nonqualified investments, as defined by Section 55(a) of the 1940 Act. Investments in debt and equity tranches of CLOs are generally deemed nonqualified assets for BDC compliance purposes and therefore we are limited as to the amount of CLO investments we hold at any given time in our portfolio.
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
Senior Floating Rate Loans pay interest based on a floating rate typically calculated as a spread over the London Interbank Offered Rate (“LIBOR”) or another market index. Interest rates are periodically reset to reflect changes in market index rates. As a result of the recent low interest rate environment, many Senior Floating Rate Loans include provisions defining a minimum market index rate, also referred to as an interest rate floor. Spreads are typically expressed in basis points and are defined at origination and may be adjusted over the life of a loan to account for changes in a borrower’s credit profile according to predefined credit covenants. Market spreads vary according to market dynamics. Senior Floating Rate Loans are generally structured as minimally-amortizing loans with quarterly interest payments and are typically collateralized by a company’s assets.
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
Our Manager seeks to concentrate our investment activities in Senior Floating Rate Loans to those issued by companies with free cash flow generation, defensible market positions and attractive market dynamics. Our Manager and its affiliates have significant experience underwriting and managing investments across a number of industries and seek to create a diversified portfolio of investments across various industries in which they have direct expertise.
Listed below are the top ten industries using the Global Industry Classification Standard (“GICS®”) in which our Senior Floating Rate Loans were invested as of December 31, 2016 and 2015, represented as a percentage of our consolidated investment portfolio at fair value, excluding CLO equity investments:

Industry	2016	Industry	2015
Software	11.9%	Software	11.6%
Health Care Providers & Services	11.2%	Health Care Providers & Services	9.2%
Media	7.8%	Media	7.7%
Insurance	6.5%	Aerospace & Defense	6.6%
Commercial Services & Supplies	5.5%	Insurance	5.2%
Aerospace & Defense	4.6%	Commercial Services & Supplies	4.6%
Hotels, Restaurants & Leisure	4.2%	Hotels, Restaurants & Leisure	3.7%
Containers & Packaging	3.9%	Professional Services	2.7%
Professional Services	3.0%	IT Services	2.7%
Food Products	2.9%	Capital Markets	2.6%

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
Our Manager focuses predominantly on CLOs collateralized primarily by Senior Floating Rate Loans. Under normal market conditions, we expect to limit these investments to no more than 20% of the fair value of our portfolio.
Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit.
The broad-based rally that began in mid-February 2016 continued through the fourth quarter of 2016 despite elevated apprehension and volatility around headline events (including the U.S. Presidential election, the U.S. Federal Open Markets Committee’s second interest rate hike and the November 30 OPEC meeting) as falling sovereign yields and compressing spreads drove investors to seek out higher yielding risk assets globally. Leveraged loans fared well with the Credit Suisse Leveraged Loan Index (“CSLLI”) increasing 2.25% during the fourth quarter of 2016 and 9.88% for the year versus negative returns of 1.96% and 0.38% for the fourth quarter of and full year ending 2015, respectively.
During the second half of 2016, technical factors in the leveraged loan markets continued to swing in favor of issuers, as investor demand for loans accelerated, primarily driven by retail fund inflows into the asset class and an increase in CLO origination. After only issuing $8 billion of new issuance in the first quarter of 2016, CLO origination rose to $26 billion in the fourth quarter to finish the year at $72 billion. As a result, total institutional loan issuance increased by 31% to $336 billion from $257 billion in 2015. The supply and demand dynamics coupled with positive investor sentiment, improvement in corporate earnings and declining default rates, which hit a 10-month low at the end of December 2016, contributed to an overall increase in loan prices during the year ended December 31, 2016 as evidenced by the increase in the average bid of the S&P/LSTA All-Loans Index to 98.08, up from 95.12 at the end of the third quarter of 2016 and 91.26 at the start of 2017. Additionally, strong loan demand drove all-in institutional spreads for BB-rated and B-rated loans to tighten by 45% and 26%, respectively. These issuer friendly market conditions resulted in increased repricing activity in late 2016 with repricing volume reaching $85 billion in the fourth quarter, up 44% versus the prior quarter. As a result of the market conditions described above, in 2016 we have generally experienced compression in the spreads on our SFRLs from 4.25% to 4.18%. Further, the market conditions described above have continued into 2017 at an even more pronounced level. The average new-issue yield to maturity for loans ticked down to 4.34% in January 2017 versus

4.81% in December 2016. See “Risk Factors — Risks Relating to Economic Conditions - Global economic, political and market conditions may materially and adversely affect our business, results of operations and financial condition, including our revenue growth and profitability” for additional information.
Portfolio Valuation
We value our investments on a quarterly basis, or more frequently if required, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the 1940 Act. See “Note 6 — Investments” in this Annual Report on Form 10-K.
Employees
We do not have any employees. We are managed by our Manager pursuant to the Interim Management Agreement between our Manager and us.
Investment Committee
Our Manager has established an investment committee consisting of Steven Alexander, Kevin Braddish, Ryan Cascade, Shelly Cleary, Mitch Goldstein, David Sachs, Stephanie Setyadi and Michael Smith. Among other things, the Investment Committee is responsible for (i) determining the composition of our investment portfolio and (ii) evaluating and ultimately approving each investment decision that we make.
Underwriting Process
Our Manager's investment philosophy and portfolio construction generally involve deliberate company-specific research and analysis and an assessment of the overall macroeconomic environment and financial markets. Our Manager's investment process emphasizes due diligence on companies, with a focus on principal protection, relative value and adherence to portfolio guidelines.
Analysts conduct research in order to gain an understanding of the security, issuer and industry dynamics. This includes analyzing a company’s business model, management team and industry positioning, with a focus on strong franchises with leading and defensible market share, margins and free cash flow. Particular attention is paid to the nature and tenure of a company’s relationships with both customers and suppliers and management’s ability to operate the business over the course of an industry cycle. In addition to management teams with significant industry experience and long standing track records, our Manager favors companies in which management’s incentives are properly aligned with those of investors.
The process through which our Manager makes an investment decision generally involves research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. As part of the research process, our Manager's analysts may participate in a management meeting, speak with third party industry experts (suppliers, customers, competitors, etc.) and other sell-side and buy-side research analysts to formulate an investment thesis. Cash flow projection models are typically built and sensitized based upon a variety of scenarios to evaluate the target company’s liquidity and financial flexibility, as well as its ability to generate consistent free cash flow and service its debt.
Structural analysis is also a key component of our Manager's credit research process through which the analysts seek to ensure adequate coverage and downside protection. Analysts pay close attention to an issuer’s collateral (if applicable) and enterprise value as well as the investment's position within a capital structure in order to determine repayment priority and recovery value in a downside or stress-tested scenario. In addition, the analyst team reviews the legal terms of the debt instrument under consideration.
Our Manager’s investment philosophy in conjunction with its due diligence process forces it to think critically about factors that drive credit performance. Each credit investment is subject to approval by the Investment Committee which includes senior members across our Manager and Ares Management. The ability to draw from this extensive knowledge base provides a level of experience, oversight and expertise that our Manager believes gives it a compelling competitive advantage.
Additionally, our Manager benefits from the broader Ares Management platform, which as of December 31, 2016, had approximately $99 billion of assets under management, pro forma for the Acquisition, which closed on January 3, 2017, and approximately 925 employees, including approximately 430 investment professionals. In particular, our Manager is able to leverage the deal flow, research and credit expertise of Ares Management's Credit Group, which as of December 31, 2016, had approximately $61 billion of assets under management ($64 billion pro forma for the Acquisition), including $17 billion of assets under management in its broadly syndicated loan strategy and approximately $4 billion of structured credit assets under management invested across multiple actively managed strategies.

Portfolio Management
Our Manager believes strong performance is driven by both insightful credit selection and vigilant risk management. As such, in order to maximize returns for stockholders, it employs robust portfolio and risk management processes. Such processes include monitoring market conditions, loan prices and the performance of our investments. As a result of such portfolio and risk management processes, our Manager may change the portfolio composition as it deems appropriate. Our Manager's investment professionals benefit from having invested through multiple industry and credit cycles and thus have the experience to recognize credit-specific events, both positive and negative (depending on the strategy), as well as sector rotation opportunities.
Our Manager performs a review and reevaluation of our investments on at least a quarterly basis. As part of this process, our Manager typically reviews the investment thesis for each position, as well as the financial performance, other credit issues, trading levels and relative value of our positions to similar securities in the market. That analysis provides the basis for, and updates to, our Manager's investment decisions for each portfolio position. Positions that are significantly underperforming or trading at depressed levels will be placed on a list (the “Watch List”) and monitored more frequently.
Our Manager's portfolio management process typically extends beyond the quarterly review processes. The senior investment team often receives real-time updates on portfolio company earnings, significant announcements and secondary trading price levels from the team of credit analysts and traders.
Management Agreement
Prior to January 3, 2017 we were managed by our Prior Manager pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). The Prior Management Agreement was terminated in accordance with its terms on January 3, 2017. In addition, on January 3, 2017, we entered into an interim management agreement with IHAM pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Interim Management Agreement will remain in effect until the earlier of (a) the date a new management agreement is approved by our stockholders and (b) June 3, 2017, unless terminated earlier by ACSF or IHAM.
Our Manager receives a management fee from us that is payable quarterly in arrears. Consistent with Rule 15a-4 of the 1940 Act, the Interim Management Agreement provides that IHAM will be compensated for serving as ACSF’s investment adviser at the same rate as in the Prior Management Agreement. The management fee is calculated at an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager. For the years ended December 31, 2016, 2015 and 2014, we recognized management fees of $2.0 million, $2.2 million and $2.2 million, respectively, under the Prior Management Agreement. The management fees accrued and payable for 2016 remain unpaid and are recorded as a liability on our Consolidated Statement of Assets and Liabilities.
Pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO in January 2014 (the “Expense Cap”). Operating expenses that were subject to this reimbursement included both (i) our operating expenses reimbursed to our Prior Manager and its affiliates for the expenses related to our operations incurred on our behalf and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of the Expense Cap, any reimbursements to our Prior Manager and its affiliates could be reduced or eliminated, and in certain instances, our Prior Manager could be required to reimburse us so that our other expenses do not exceed the Expense Cap. Our Prior Manager voluntarily extended the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, which occurred on December 16, 2016 (“2016 Annual Meeting”). In connection with the 2016 Annual Meeting, we submitted to a vote of stockholders an amendment and restatement of the Prior Management Agreement which would have (i) extended the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provided for reimbursement by us to our Prior Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Prior Manager and its affiliates who provided services to us necessary for our operations that were not required to be provided by our Prior Manager under the Prior Management Agreement and (iii) made certain other immaterial changes (collectively, the “Proposal”). We failed to obtain the requisite votes to approve the Proposal. The Expense Cap was again voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement, which occurred on January 3, 2017, thus the Expense Cap expired on January 3, 2017. For the years ended December 31, 2016, 2015 and 2014, our Prior Manager was responsible for $1.3 million, $0.9 million, and $1.0 million, respectively, of operating expenses as a result of the Expense Cap.
In addition, our Manager has entered into an administrative services agreement with Ares Operations pursuant to which our Manager will be provided with personnel, services and resources necessary for our Manager to perform its obligations under the Interim Management Agreement including the provision of certain additional administrative services. See “Risk Factors — Risks Related to Our Relationship with our Manager and Ares Management” for additional information.

Additionally, ACSF Funding has entered into an investment advisory agreement, dated January 3, 2017, with our Manager to manage its assets. No additional compensation is payable to our Manager under such agreement.
Expenses
We do not have any employees and do not pay our officers any cash or non-cash equity compensation. We pay, or reimburse our Manager and its affiliates, for expenses related to our operations incurred on our behalf, but excluding employment-related expenses of our Manager’s employees and any employees of Ares Management or its affiliates who provide services to us pursuant to the Interim Management Agreement or to our Manager pursuant to the administrative services agreement with Ares Operations. In accordance with the terms of our Prior Management Agreement, our Prior Manager voluntarily agreed to limit the amount of operating expenses subject to reimbursement by us to the amount of the Expense Cap. However, the Interim Management Agreement does not provide for such a limitation. See “—Management Agreement” above for more information. The costs and expenses required to be paid by us include, but are not limited to:

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

•	expenses relating to the payment of distributions to stockholders;

•	costs incurred by our Board and personnel of our Manager or its affiliates for travel on our behalf;

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
Established Platform
IHAM's senior investment professionals and Investment Committee members have, on average, over 20 years of experience investing across the loan market and in multiple credit cycles. As of December 31, 2016, IHAM managed approximately $3.8 billion of investments across multiple CLOs and other managed accounts. As of December 31, 2016, there are 14 investment professionals employed by IHAM who are dedicated to underwriting senior floating rate loans and CLO investments.
Ares Management Relationship
IHAM leverages its relationship with Ares Management, which was built upon the fundamental principle that each investment group benefits from being part of the larger whole. We believe Ares Management's current investment platform provides a competitive advantage in terms of access to extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information. Ares Management's asset management platform also provides timely information about industry and market trends and deal flow that benefits IHAM's investment and due diligence process and enhance its ability to assess shifts in relative value and risk. Additionally, given Ares Management is one of the most active participants in the broadly syndicated and leveraged loan and CLO market, we benefit from both extensive and direct access to the primary and secondary markets.
Actively Managed Granular Portfolio
Our portfolio is granular with the maximum loan obligor exposure as of December 31, 2016 of 1.8% and an average position size of 0.6% of the portfolio, at fair value. Due to the size and liquidity available in the loan market, our Manager is able to actively manage our portfolio and respond to changes in credit quality or market tones to seek to ensure the portfolio is optimized for the benefit of our stockholders. During the year ended December 31, 2016, our portfolio turnover ratio was 41.6%.
Consistent Investment Philosophy and Process
IHAM's investment process, portfolio construction and portfolio management combine a value-oriented approach based on fundamental research and comprehensive due diligence designed to identify the most attractive risk adjusted return opportunities within our investable universe.
IHAM seeks to create value by focusing its efforts in three main areas:

•
Seeking an information advantage:  IHAM believes that by integrating fundamental research, public and proprietary data, and information gleaned across the Ares Management platform, it has the opportunity to uncover or develop an information advantage about our investments, thereby capturing value or identifying downside risks;

•
Conducting rigorous, bottom-up research and analysis and mitigating downside risks:  IHAM's investment process includes the integration of Ares Management's fundamental credit research and insights and involves daily judgments about risk and value within the loan markets based on these insights. IHAM's investment process is designed specifically to permit the team to conduct extensive, rigorous analysis on each investment it considers. Thus IHAM believes it adds value in terms of risk and long-term performance by avoiding certain credit securities and specifically selecting those that have both fundamental quality and structural integrity; and

•
Diversification: IHAM believes strongly in the benefits of diversification. Within a SFRL and CLO-focused strategy, diversification involves managing position sizes and having a diversification of credit strategies within the underlying loan portfolios, CLO managers, and structural features that IHAM believes will allow for differentiated performance across different market and economic conditions.

Portfolio Management
IHAM manages our portfolio through a well-defined underwriting and portfolio management process that leverages the established platform of IHAM. We believe this reduces the downside risk to our stockholders and provides a scalable framework for investing in the future.

Extensive Industry Focus
IHAM seeks to concentrate its investing activities in industries in which the Ares Management investment professionals have had extensive investment experience. IHAM organizes its investment professionals into industry groups, giving them added expertise in their field and provides access to approximately 60 industry research analysts within Ares Management. As of December 31, 2016, Ares Management oversaw a portfolio of investments in over 1,200 companies, approximately 505 structured assets and approximately 160 properties across over 55 industries. We benefit from these relationships, information and identification of potential trends in making investments.
Competition
Our primary competitors include other BDCs, CLO investors, other credit focused investment funds, commercial and investment banks, commercial financing companies, insurance companies and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and may have greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the requirements we must satisfy to maintain our qualification as a RIC. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Related to Our Business and Structure - We operate in a highly competitive market for investment opportunities”.
REGULATION
Business Development Company Requirements
We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a RIC under the Code. We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC be persons other than “Interested Persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”) . Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate currency or foreign exchange rate fluctuations.
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

(a)
an issuer that (i) is organized and has its principal place of business in the United States, (ii) is neither an investment company other than a wholly owned small business investment company nor an entity that would be an investment company but for certain statutory exemptions, and (iii) does not have any class of securities listed on a national securities exchange with a market capitalization in excess of $250 million; or

(b)
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
Code of Ethics
We and our Manager have each adopted the Code of Ethics that applies to our officers and directors and the officers and employees of our Manager, Ares Operations and its affiliates who provide services to us. Among other matters, our Code of Ethics is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the code to appropriate persons identified in the code; and accountability for adherence to the code. Our Code of Ethics also establishes procedures for personal investments and restricts certain personal securities transactions pursuant to Rule 17j-1 under the 1940 Act. Personnel subject to the Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the Code of Ethics' requirements. The Code of Ethics is available, free of charge, on our website at www.ACSF.com or www.AmericanCapitalSeniorFloating.com. In addition, the Code of Ethics is available on the SEC’s website at www.sec.gov. The public may read and copy the Code of Ethics at the SEC’s Public Reference Room in Washington, DC. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. A copy of our Code of Ethics can also be obtained, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C 20549.
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
An officer of our Manager will keep a written record of how all such proxies are voted. Our Manager will retain records of (i) proxy voting policies and procedures, (ii) all proxy statements received (or it may rely on proxy statements filed on the SEC’s EDGAR system in lieu thereof), (iii) all votes cast, (iv) investor requests for voting information and (v) any specific documents prepared or received in connection with a decision on a proxy vote. If it uses an outside service, our Manager may rely on such service to maintain copies of proxy statements and records, so long as such service will provide a copy of such documents promptly upon request. You may obtain information regarding how we voted proxies, free of charge, by making a written request for proxy voting information to: American Capital Senior Floating, Ltd., 245 Park Avenue, 42nd Floor, New York, NY 10167 or by calling us collect at (212) 750-7300.
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
We will be subject to a nondeductible U.S. federal excise tax of 4% on our undistributed “ordinary income” and “capital gain net income” (each as defined below) unless for each calendar year we distribute (including through “deemed distributions” as described below) an amount equal to or greater than the sum of (a) 98% of our “ordinary income” (generally, our taxable income excluding net short-term and net long-term capital gains or losses for the calendar year), (b) 98.2% of our “capital gain net income” (including both net short-term and net long-term capital gains over capital losses) realized, subject to certain modifications, for the 12-month period ending October 31 of such calendar year, and (c) any income recognized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in the calendar year will be considered to have been distributed by year end. See “Risk Factors — Risks Related to Our Business and Structure — We may be subject to additional corporate-level income taxes if we fail to maintain our status as a RIC” for additional information.

Privacy Principles
We endeavor to maintain the privacy of our recordholders and safeguard their non-public personal information. The following information is provided to help our recordholders understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
Generally, we will not receive any non-public personal information about recordholders of our common stock, although certain of our recordholders' non-public information may become available to us. The non-public personal information that we may receive falls into the following categories:

•	information we receive from recordholders, whether we receive it orally, in writing or electronically. This includes recordholders' communications to us concerning their investment;

•	information about recordholders' transactions and history with us; and

•	other general information that we may obtain about recordholders, such as demographic and contact information such as address.
We disclose non-public personal information about recordholders:

•	to our affiliates (such as our Manager) and their employees for everyday business purposes;

•
to our service providers (such as our accountants, attorneys, custodians, transfer agent, underwriters and proxy solicitors) and their employees, as is necessary to service recordholder accounts or otherwise provide the applicable service;

•	to comply with court orders, subpoenas, lawful discovery requests or other legal or regulatory requirements; or

•	as allowed or required by applicable law or regulation.
When we share non-public recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders' privacy. We do not permit use of recordholder information for any non-business or marketing purpose, nor do we permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.
Our service providers, such as our Manager and transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public personal information, to prevent unauthorized access or use and to dispose of such information when it is no longer required.
Personnel of affiliates may access recordholder information only for business purposes. The degree of access is based on the sensitivity of the information and on personnel need for the information to service a recordholder's account or comply with legal requirements.
If a recordholder ceases to be a recordholder, we will adhere to the privacy policies and practices as described above. We may choose to modify our privacy policies at any time. Before we do so, we will notify recordholders and provide a description of our privacy policy.
In the event of a corporate change in control resulting from, for example, a sale to, or merger with, another entity, or in the event of a sale of assets, we reserve the right to transfer non-public personal information of holders of our securities to the new party in control or the party acquiring assets.
Information Available
Our address is 245 Park Avenue, 42nd Floor, New York, NY 10167. Our phone number is (212) 750-7300, and our internet address is www.ACSF.com. We make available, free of charge on our website, our proxy statement, Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.
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

Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto and the other reports and documents filed by us with the SEC, before you decide whether to invest in ACSF. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See “Forward-Looking Statements” in this Annual Report on Form 10-K.
Risks Relating to Economic Conditions
Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay loans
Economic recessions or downturns may result in a prolonged period of market illiquidity, which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, if a recession were to occur, the financial condition of the portfolio companies in which we invest may deteriorate, which could ultimately lead to difficulty in meeting their debt service obligations to us and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. The performance of certain of our portfolio companies may be negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our Senior Floating Rate Loans and CLO investments. As a result, the payment terms of our investments and/or cash interest rates may be modified. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Global economic, political and market conditions may materially and adversely affect our business, results of operations and financial condition, including our revenue growth and profitability
Past recessions have had a significant negative impact on the operating performance and fair value of Senior Floating Rate Loans, which comprise the majority of our investment portfolio. Many of our portfolio companies could be adversely impacted again by any future economic downturn or recession and may be unable to repay our investments, may be unable to be sold at a price that would allow us to recover our investment, or may be unable to operate during such downturn or recession. Worldwide financial market crises, as well as various social and political tensions (including wars, terrorist acts and security operations) in the United States and around the world, may cause increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. Furthermore, in June 2016, British voters passed a referendum to exit the E.U. leading to heightened volatility in global markets and foreign currencies. In addition, the fiscal and monetary policies of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We do not know how the financial markets will be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Such investment performance could have a material adverse effect on our business, financial condition and results of operations.
As described earlier, the interest rates that our investments in Senior Floating Rate Loans pay to us as a lender are based in large part on negotiated spreads. Spreads will vary based on prevailing market conditions. As described in “- Current Market Conditions” above, current market conditions are generally favorable for borrowers, which in turn generally means spreads are lower and we earn less interest income. This dynamic means that newly issued loans generally will pay less interest. Further, given the favorable market, borrowers may seek to amend existing loans in order to take advantage of the lower spread environment. When we are presented with such an amendment, our Manager is forced to make a decision whether or not to agree to the lower spread, on one hand, or risk losing the asset, on the other. As a result, to the extent our Manager agrees to an amendment which lowers the spread on an existing loan in our portfolio, we will earn less interest going forward which may adversely affect our distributable income and have a material adverse effect on our results of operations.
A disruption in capital markets could negatively affect our business
As a BDC, we may need access to the capital markets to maintain our ability to either refinance existing indebtedness, to manage our leverage ratio or to raise additional capital for investment and growth purposes. Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition. If the fair value of our assets declines substantially, we may not maintain the asset coverage ratios required by the 1940 Act, which would affect our ability to issue senior securities, including borrowings, and pay dividends, and could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets. Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than NAV. In addition, our ability to incur indebtedness or issue preferred stock will be limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third-parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable or worsen. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
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
We have a new Manager
On January 3, 2017, IHAM became our investment adviser. The success of our business will depend in part on the integration of our investment portfolio into the platform used by our Manager. The dedication of management resources to such integration may detract attention from our day-to-day business. There can be no assurance that there will not be substantial or unexpected costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects could have a material adverse effect on our financial results.
We are dependent upon certain key personnel of our Manager and its affiliates for our future success and upon their access to other Ares Management investment professionals
We depend on the diligence and skill of senior management and other members of our Manager and certain of its affiliates for raising capital and the selection, structuring, closing and monitoring of our investments. Our future success depends to a significant extent on the continued service of such senior management and other members of our Manager and its affiliates. We cannot assure you that any such individual will not terminate his or her relationship with us. The departure of certain of our executive officers or key employees of our Manager and certain of its affiliates could materially adversely affect our ability to implement our business strategy. In addition, we can offer no assurance that IHAM will remain our investment adviser. Our Manager’s senior investment team is and may in the future become affiliated with entities engaged in business activities similar to those conducted by us, and may have conflicts of interest in allocating their time. Our Manager’s senior investment team dedicates portion of their time to our activities; however, they may be engaged in other business activities that could divert their time and attention in the future. Further, there can be no assurance that our Manager will replicate its own or Ares Management’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Ares Management-managed funds.

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
Our Manager and/or our Board of Directors may change our operating policies, guidelines and strategies without prior notice or stockholder approval, which may adversely affect your investment in us
Our Manager and/or our Board of Directors has the authority to modify or waive our operating policies, guidelines and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our operating policies, guidelines and strategies would have on our business, NAV, operating results and the value of our stock. However, the effects could negatively impact our ability to pay distributions and cause a stockholder to lose part or all of its investment.

Changes in laws or regulations governing our operations or our non-compliance with those laws or regulations may adversely affect our business or cause us to alter our business strategy
We and our portfolio companies are subject to regulation by laws at the local, state, federal and foreign levels, including with respect to securities laws, tax and accounting standards. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations or our non-compliance with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to BDCs. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in our public filings and may result in our investment focus shifting from the areas of expertise of our Manager and its affiliates to other types of investments in which our Manager and its affiliates may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. On October 22, 2014, six federal agencies approved a final rule requiring sponsors of securitization transactions to retain risk in those transactions. The final rule implemented the risk retention requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule largely retained the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally required sponsors of asset-backed securities (“ABS”) to retain not less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rule also set forth prohibitions on transferring or hedging the credit risk that the sponsor was required to retain. In spite of calls from CLO and leveraged loan market participants for certain exemptions from the risk retention requirements in the final rule for CLOs, the agencies declined to create an exemption for open market CLOs or to create a third-party risk retention alternative for open market CLOs, citing ongoing concerns about the leveraged loan market, including systemic risk resulting from the origination and pooling of leveraged loans with poor underwriting standards. Certain limited exemptions granted by the final rule were generally considered to be inconsistent with the current market practice in the leveraged loan market and were not expected to be widely utilized. The implementation of such risk retention rules by CLOs or any shift in the market practice in the leveraged loan market could have a material impact on our future investments in CLOs.
Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. In 2016, the Speaker of the House of Representatives and the Chairman of the House Ways and Means Committee published “A Better Way.” Separately, the then-candidate, now-President published a one-page document on tax reform. Each of these proposals set forth a variety of principles to guide potential tax reform legislation. As of the date of this Annual Report, no legislation in respect of either of these proposals has been introduced in the Congress. However, the principles set forth in both “A Better Way” and the President’s one-page proposal, if ultimately reduced to legislation enacted by the Congress and signed into law by the President in a form that is consistent with those principles, could change dramatically the U.S. federal taxation of the Company and a holder of our securities. Under both “A Better Way” and President Trump’s proposal, individual and corporate tax rates would be meaningfully reduced. Under “A Better Way,” the U.S. federal tax system would be converted into a “destination-based cash-flow” tax system under which net interest expense would not be deductible, investment in tangible property (other than land) and intangible assets would be immediately deductible, export revenue would not be taxable, and the cost of imports would not be deductible. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could materially impact us, our portfolio companies and the value of any investment in our securities. Prospective investors should consult their tax advisors regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in us or our securities.
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
We may be subject to additional corporate-level income taxes if we fail to maintain our status as a RIC
We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay U.S. federal corporate-level income taxes on our income and net capital gains that we distribute to our stockholders as dividends on a timely basis. We will be subject to U.S. federal corporate-level income tax on any undistributed income and/or gains. To maintain our status as a RIC, we must meet certain source of income, asset diversification and annual distribution requirements. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.
To maintain our RIC status, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders (the "Annual Distribution Requirement"). We have the ability to pay a large portion of our dividends in shares of our stock, and as long as a portion of such dividend is paid in cash and other requirements are met, such stock dividends will be taxable as a dividend for U.S. federal income tax purposes. This may result in our U.S. stockholders having to pay tax on such dividends, even if no cash is received, and may result in our non-U.S. stockholders being subject to withholding tax in respect of amounts distributed in our stock. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under our indebtedness that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to corporate-level income tax on all of our income and/or gains.
To maintain our status as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain our status as a RIC for any reason and become subject to regular "C" corporation income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. Certain provisions of the Code provide some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the source of income or asset diversification requirements.
In addition, our Board of Directors may determine, without stockholder approval, that it is in our best interests to withdraw our RIC tax status election.
We may have difficulty satisfying the Annual Distribution Requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income
For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount (“OID”). In addition, we may have to continue to recognize interest income for federal income tax purposes on a defaulted loan investment that has not paid the interest contractually owed to us. We also may be required to include in income certain other amounts that we will not receive in cash. For example, for certain investments, we may accrue income at some point after the trade date and before settlement, but we will not receive such income until settlement, which, in certain situations, can be as long as 90 days. Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may not qualify for RIC tax treatment and thus be subject to corporate-level income tax. Additionally, we may never collect the cash representing such income.
Risks Related to Our Relationship with Our Manager and Ares Management
Our results are dependent upon the efforts of our Manager
Our Manager’s success, which is largely determinative of our success, depends on many factors, including (i) the availability of attractive risk-adjusted investment opportunities that satisfy our Manager's targeted investment strategies, (ii) our Manager’s ability to identify and cause us to consummate those investment opportunities on favorable terms, and (iii) the existence of appropriate levels and stability of interest rates and suitable conditions in the financial markets and the economy. There can be no assurance regarding the occurrence or existence of these factors. In addition, our Manager may face substantial competition for attractive investment opportunities. Our Manager may not be able to successfully cause us to make investments with attractive risk-adjusted returns.
We are completely dependent upon our Manager and certain personnel of Ares Management and its affiliates who provide services to us through the Interim Management Agreement and we may not find suitable replacements for our Manager and these personnel if the Interim Management Agreement is terminated or such personnel are no longer available to us
Because we have no employees, we are completely dependent on our Manager and its affiliates to conduct our operations pursuant to the Interim Management Agreement. Our Manager has limited employees and relies upon certain employees of Ares Management and its affiliates to conduct certain day-to-day administrative operations pursuant to its administrative services agreement with Ares Operations. Under such administrative services agreement, our Manager is provided with those services and resources necessary for our Manager to perform its obligations and responsibilities under the Interim Management Agreement. Neither such administrative services agreement nor the Interim Management Agreement requires our Manager or Ares Management to dedicate specific personnel to our operations. They also do not require any specific personnel of our Manager or Ares Management to dedicate a specific amount of time to our business. Additionally, because our Manager is relying upon Ares Management, we may be negatively impacted by events or factors that negatively impact Ares Management’s business, financial condition or results of operations.
The successful implementation of investment, financing and hedging strategies depends upon the experience of certain of our Manager's and Ares Management's personnel. However, none of these individuals’ continued service is guaranteed. Furthermore, if the Interim Management Agreement is terminated or these individuals leave our Manager or Ares Management, as applicable, we may be unable to execute our business plan.

There are conflicts of interest in our relationship with our Manager and Ares Management
Certain of our executive officers and directors, and members of the Investment Committee of our Manager, serve or may serve as officers, directors or principals of other entities and affiliates of our Manager and investment funds managed by our Manager, Ares Management or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Certain members of our Manager’s Investment Committee may have significant responsibilities for other funds managed by our Manager, Ares Management or its affiliates. Similarly, although the professional staff of our Manager will devote as much time to the management of ACSF as appropriate to enable such person to perform its duties in accordance with the Interim Management Agreement, the investment professionals of our Manager, Ares Management and its affiliates may have conflicts in allocating their time and services among ACSF, on the one hand, and other investment vehicles they manage, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Manager, Ares Management and their respective employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of such other investment vehicles.
However, we believe that the efforts of such individuals are synergistic with and beneficial to our affairs and these other investment vehicles managed by our Manager, Ares Management or their respective affiliates.
In addition, certain funds managed by our Manager, Ares Management and its affiliates may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by us. Consequently, ACSF, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Our Manager endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to ACSF. Nevertheless, it is possible that ACSF may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with our Manager or Ares Management. In addition, there may be conflicts in the allocation of investment opportunities among ACSF and the funds managed by investment managers affiliated with our Manager or among Ares Management and its affiliates.
Although our Manager, Ares Management and its affiliates have policies in place to seek to mitigate the effects of conflicts of interest, these policies will not eliminate the conflicts of interest that our and our Manager’s officers and the employees of IHAM and certain of its affiliates will face in making investment decisions on behalf of any other Ares Management-sponsored investment vehicles and ACSF. Further, ACSF does not have any agreement or understanding with our Manager or Ares Management that would give us any priority over any such Ares Management-sponsored investment vehicle in opportunities to invest in Senior Floating Rate Loans, CLOs or any other investments we may make. Accordingly, we may compete for access to the benefits that we expect from our relationship with our Manager and Ares Management.
Our Manager can resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations
Our Manager has the right, under the Interim Management Agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If our Manager resigns, we may not be able to find a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
The Interim Management Agreement will expire on the earlier of (a) the date a new management agreement is approved by our stockholders and (b) June 3, 2017, unless terminated earlier by us or our Manager. Pursuant to Rule 15a-4 under the 1940 Act, the management fees earned by our Manager under the Interim Management Agreement are being held in an interest-bearing escrow account. If our stockholders approve a new management agreement during the term of the Interim Management Agreement, the amount held in the escrow account under the Interim Management Agreement will be paid to our Manager. If our stockholders do not approve a new management agreement during the term of the Interim Management Agreement, the Board will consider alternative actions, taking into account the best interests of stockholders, including (without limitation) approving one or more other investment advisers for us, subject to approval by our stockholders, the liquidation of the Company or merger of the Company with another party, and our Manager will be paid the lesser of its costs incurred in performing its services under the Interim Management Agreement or the total amount in the escrow account, plus interest earned.

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
Our Manager’s liability is limited under the Interim Management Agreement, and we have agreed to indemnify our Manager against certain liabilities
The Interim Management Agreement provides that our Manager and its affiliates and their respective directors, officers, employees, members, managers, partners and stockholders shall not be liable to us or our subsidiaries or our and our subsidiaries’ respective directors, officers, employees, members, managers, partners or stockholders for any action taken or omitted to be taken by our Manager in connection with the performance of any of its duties or obligations under the Interim Management Agreement or otherwise as a manager or investment adviser, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services. The Interim Management Agreement also provides that our Manager and its affiliates and their respective directors, officers, employees, members, managers, partners and stockholders are entitled to indemnification from us from and against any claims or liabilities (including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Interim Management Agreement) to the fullest extent such indemnification is then permitted under our charter, the 1940 Act, the Investment Advisers Act of 1940, the laws of the State of Maryland and any other applicable law.
We may not replicate the historical results achieved by other entities managed by our Manager or by Ares Management or its affiliates
Our investments differ from those of other entities managed by our Manager and Ares Management and its affiliates. Investors in our securities are not acquiring an interest in any such entities. We may consider co-investing in portfolio investments with other investment vehicles sponsored or managed by our Manager, Ares Management or its affiliates as permitted under applicable regulations and our policies and procedures. We can offer no assurance, however, that we will develop such permitted opportunities. We also cannot assure you that we will replicate the historical results achieved by our Manager or other entities managed by Ares Management or its affiliates, and we caution you that our investment returns could be substantially lower than the returns achieved by such entities in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated.
Our ability to enter into transactions with our affiliates is restricted
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the members of our independent directors and, in some cases, the SEC. An affiliate under the 1940 Act includes, among others, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities. We generally are prohibited from buying or selling any securities (other than our securities) or other investments from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, the SEC. These restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) or other investments from or to any portfolio company of a fund managed by an affiliate of Ares Management without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. We can offer no assurance that we will seek or be able to obtain such SEC approval.

Our Manager owns approximately 3% of our common stock, which could result in its influence over the outcome of matters submitted to the vote of our stockholders
ACAM previously owned approximately 3% of our common stock, as a result of the Acquisition, as of January 3, 2017, IHAM now owns approximately 3% of our outstanding common stock. As a result, our Manager may have influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors or transactions involving a change in control. Their interests may conflict with, or differ from, the interests of our other stockholders, including you. So long as our Manager continues to own shares of our common stock, it could influence our corporate decisions submitted to our stockholders for approval, regardless of whether we terminate the Interim Management Agreement with our Manager.
Risks Related to Liquidity and Capital Resources
We may need to raise additional capital to grow because we must distribute most of our income
We may need additional capital to fund growth in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund our investments. We may borrow from financial institutions and issue additional debt and equity securities. If we do not obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on our stock price. In addition, as a BDC, our ability to borrow or issue preferred stock will be restricted if our total assets are less than 200% of our total borrowings and preferred stock.
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
The 1940 Act limits our ability to issue equity below our NAV per share
As a BDC, the 1940 Act generally limits our ability to issue and sell our common stock at a price below our NAV per share, exclusive of any distributing commission or discount, without stockholder approval. As of the date of this filing, we do not have such approval; however, we may seek such approval in the future or we may elect to conduct a rights offering, which would not require stockholder approval under the 1940 Act. If our common stock trades at a price below our NAV per share, there are no assurances that we can issue or sell shares of our common stock if needed to fund our business. In addition, in certain instances where we could issue or sell shares of our common stock at a price below our NAV per share, including through our dividend reinvestment and stock purchase plan or through a rights offering, such issuance could result in dilution in our NAV per share, which could result in a decline in our stock price.
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
The agreements governing our current and any future credit facilities may contain various covenants which, if not complied with, could accelerate repayment under the relevant facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders
We finance our assets with secured debt. Our wholly owned consolidated financing subsidiary, ACSF Funding I, LLC (“ACSF Funding”) is party to an amended and restated secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) which does, and any future such credit facilities are likely to, contain default provisions such as the failure to make principal and interest payments when due; the failure to maintain a certain borrowing base; the insolvency or bankruptcy of us or the relevant financing subsidiary (including ACSF Funding); and the decline of our or the relevant financing subsidiary’s NAV, as applicable, below a specified threshold.
An event of default under the relevant facility may result, among other things, in the termination of the availability of further funds under the relevant facility and an accelerated maturity date for all amounts outstanding thereunder. This could disrupt our business, reduce our revenues, cause us to take losses, delay any dividends allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our stockholders and maintain our status as a RIC. In addition, each borrowing under the Credit Facility (and any future credit facilities) will be subject to the satisfaction of certain conditions. We cannot assure you that we will be able to borrow funds under the relevant facility at any particular time or at all.
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
Given the relatively low absolute level of interest rates, many of our debt investments have floors or benchmark minimums which are currently in excess of the actual benchmark rate in the market. Currently ACSF Funding's Credit Facility is based on a similar benchmark but does not have any floors associated with it. Therefore any such increase to interest rates would make it more expensive to use debt to finance our investments. As such, our earnings will be affected by the spread between the interest rate on our investments and the interest rate at which we borrow funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use floating rate debt to finance our investments. Additionally, in periods of rising interest rates, our cost of funds could reset at rates faster than those of our assets, which could reduce our net investment income. These risks are also prevalent in our CLO investments where the floating rate collateral assets may have benchmark floors while its debt may have a floating component without a floor or minimum base rate. As such, the spread compression risk explained above could be magnified in our CLO investments due to the higher leverage deployed resulting in a negative impact to our earnings and NAV.
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
Our portfolio may be concentrated in a limited number of industries, which will subject us to a risk of significant loss if there is a downturn in a particular industry
Our portfolio may be concentrated in a limited number industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not limited in targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
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
The following table illustrates the effect on returns to a holder of our common stock from the leverage created by our use of borrowing, using our average cost of funding of 2.66% as of December 31, 2016 together with (a) our total value of net assets as of December 31, 2016; (b) approximately $124 million in aggregate principal amount of indebtedness outstanding as of December 31, 2016; and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%. As illustrated below, leverage generally increases the return to shareholders when the portfolio return is positive and decreases the return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses) (1)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Stockholders (2)	(23)%	(13)%	(2)%	8%	19%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.

(2)
In order to compute the “Corresponding Return to Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2016 to obtain an assumed return to us. From this amount, estimated annual interest expense, based on the amount of debt outstanding at December 31, 2016, is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2016 to determine the “Corresponding Return to Shareholders”.

In order for us to cover our annual interest payments on our outstanding indebtedness as of December 31, 2016, we must achieve annual returns on our December 31, 2016 total investments of at least 1.1%.
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
We will have no influence on management of underlying investments managed by non-affiliated third-party CLO collateral managers
We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are generally managed by non-affiliated third-party CLO collateral managers. Similarly, we are not responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities. As a result, the performance and values of the portfolios underlying our CLO investments could decrease as a result of decisions made by third-party CLO collateral managers.
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
There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time, and a portion of our distributions may be a return of capital
We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions, in particular current market conditions will play a large part in determining our cash distributions. See “Risk Factors — Risks Relating to Economic Conditions - Global economic, political and market conditions may materially and adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.” In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.
The market price of our common stock may fluctuate significantly
The market price and marketability of shares of our common stock may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

•
price and volume fluctuations (including the limited amount of our shares that are outstanding) in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•
significant volatility in the market price and trading volume of securities of BDCs, financial service companies, asset managers or other companies in our sector, which is not necessarily related to the operating performance of particular companies;

•	changes in laws, regulatory policies, tax guidelines or financial accounting standards, particularly with respect to BDCs or RICs;

•	not qualifying as a RIC, or the loss of RIC status;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts and the market in general;

•	decreases in our NAV per share;

•	general economic trends, market conditions and other external factors; and

•	loss of a major funding source.
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
Our common stock may be difficult to resell
Investors may not be able to resell shares of our common stock at or above their purchase prices due to a number of factors, including:

•	actual or anticipated fluctuation in our operating results;

•	volatility in our common stock price;

•	changes in expectations as to our future financial performance or changes in financial estimates of securities analysts; and

•	departures of key personnel, or changes in our relationship with our Manager or its affiliates.
Certain provisions in our charter and bylaws could discourage a change of control that our stockholders may favor, which could also adversely affect the market price of our common stock
Provisions in our Articles of Amendment and Restatement (our “Charter”) and Bylaws, as amended (our “Bylaws”) may make it more difficult and expensive for a third-party to acquire control of us, even if a change of control would be beneficial to our stockholders. For example, our charter authorizes our Board of Directors to issue up to 50,000,000 shares of preferred stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions of unissued classes or series of preferred stock, each without any vote or action by our stockholders. We could issue a class or series of preferred stock to impede the completion of a merger, tender offer or other takeover attempt. These and other provisions in our Charter and Bylaws may impede takeover attempts, or other transactions, that may be in the best interests of our stockholders and, in particular, our common stockholders. In addition, the market price of our common stock could be adversely affected to the extent that provisions of our Charter and Bylaws discourage potential takeover attempts, or other transactions, that our stockholders may favor.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. Our and our Manager’s executive offices are at 245 Park Avenue, 42nd Floor, New York, NY 10167.

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

PART II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ACSF.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share for the years ended December 31, 2016 and 2015.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV (2) per Share	Premium (Discount) of Low Sales Price to NAV (2) per Share	Distributions Declared
Period	NAV (1)	High	Low
Fiscal year ended December 31, 2016
Fourth quarter	$13.68	$12.05	$10.91	(11.9)%	(20.2)%	$0.291
Third quarter	$13.20	$11.45	$10.20	(13.3)%	(22.7)%	$0.291
Second quarter	$12.45	$10.79	$9.80	(13.3)%	(21.3)%	$0.291
First quarter	$11.72	$10.06	$7.86	(14.2)%	(32.9)%	$0.291
Fiscal year ended December 31, 2015
Fourth quarter	$11.79	$11.72	$9.56	(0.6)%	(18.9)%	$0.291
Third quarter	$13.53	$13.20	$10.91	(2.4)%	(19.4)%	$0.291
Second quarter	$14.54	$13.45	$12.65	(7.5)%	(13.0)%	$0.291
First quarter	$14.51	$13.49	$12.11	(7.0)%	(16.5)%	$0.290

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding common shares at the end of the each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
The last reported price for our common stock on March 7, 2017 was $13.07 per share. As of March 7, 2017, we had three stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have historically traded below our NAV per share. For example, our shares closed on the NASDAQ Global Select Market at $11.90 on December 31, 2016. Our NAV per share was $13.68 as of the same date as shown in the table above. The possibility that our shares of common stock will trade at a discount from NAV per share or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV per share in the future.
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
We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and the excess of net short term gains over the net long term losses, if any, out of the assets legally available for distribution. During the years ended December 31, 2016 and 2015, 100% of our distributions were made from net investment income. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amounts of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions.

All distributions declared in cash and payable to stockholders that are participants in our dividend reinvestment and stock purchase plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that opt out of our dividend reinvestment and stock purchase plan may experience dilution over time.
The following table reflects the cash distributions that we have declared on our common stock for the fiscal years ended December 31, 2016 and 2015:

($ in thousands, except per share data)
Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.29	$2,900
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
November 2, 2015	November 18, 2015	November 20, 2015	December 2, 2015	$0.097	$970
November 2, 2015	December 22, 2015	December 24, 2015	January 5, 2016	$0.097	$970
November 2, 2015	January 20, 2016	January 22, 2016	February 2, 2016	$0.097	$970
Total declared for 2015				$1.26	$12,600
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
May 2, 2016	May 19, 2016	May 23, 2016	June 2, 2016	$0.097	$970
May 2, 2016	June 21, 2016	June 23, 2016	July 5, 2016	$0.097	$970
May 2, 2016	July 19, 2016	July 21, 2016	August 2, 2016	$0.097	$970
August 3, 2016	August 19, 2016	August 23, 2016	September 2, 2016	$0.097	$970
August 3, 2016	September 20, 2016	September 22, 2016	October 4, 2016	$0.097	$970
August 3, 2016	October 19, 2016	October 21, 2016	November 2, 2016	$0.097	$970
November 4, 2016	November 18, 2016	November 22, 2016	December 2, 2016	$0.097	$970
November 4, 2016	December 21, 2016	December 23, 2016	January 5, 2017	$0.097	$970
November 4, 2016	January 19, 2017	January 23, 2017	February 2, 2017	$0.097	$970
Total declared for 2016				$1.16	$11,640
Sale of Unregistered Securities
We did not engage in any sales of unregistered securities during the fiscal years ended December 31, 2016 and 2015.

Stock Performance Graph
This graph compares the return on our common stock with that of the S&P/LSTA U.S. All Loans Index and the Russell 2000 Index, for the period from January 16, 2014 (initial public offering) through December 31, 2016. The graph assumes that, on January 16, 2014, a person invested $100 in each of our common stock, the S&P/LSTA U.S. All Loans Index and the Russell 2000 Index at their closing prices. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)

Among American Capital Senior Floating, Ltd., the Russell 2000 Index
and the S&P/LSTA U.S. All Loans Index

$125
$120
$115
$110
$105
$100
$95
$90
$85
1/16/2014
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
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

Item 6.    Selected Financial Data
AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SELECTED FINANCIAL DATA
($ in thousands, except per share data)
The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2016, 2015, 2014 and the period ended from October 15, 2013 to December 31, 2013.

	As of and for the year ended December 31,			Period from October 15, 2013* to
	2016	2015	2014	December 31, 2013
Consolidated Statement of Operations data:
Total investment income	$17,570	$19,245	$17,773	$1,572
Total expenses (net) (1)	$5,772	$6,555	$6,914	$1,326
Net investment income	$11,798	$12,690	$10,859	$246
Net gain (loss) on investments	$18,702	$(27,355)	$(7,070)	$769
Net increase (decrease) in net assets resulting from operations	$30,500	$(14,665)	$3,789	$1,015
Per Share data:
Net asset value	$13.68	$11.79	$14.42	n/a
Net investment income	$1.18	$1.27	$1.09	n/a
Net gain (loss) on investments	$1.87	$(2.74)	$(0.71)	n/a
Net increase (decrease) in net assets resulting from operations	$3.05	$(1.47)	$0.38	n/a
Distributions to stockholders declared	$1.16	$1.26	$1.03	n/a
Consolidated Balance Sheet data:
Investments, fair value	$244,872	$229,056	$276,370	$199,565
Cash and cash equivalents	$8,795	$2,474	$1,757	$12,493
Total assets	$257,340	$235,805	$282,477	$218,696
Secured revolving credit facility payable	$104,900	$110,200	$130,000	$194,748
Total net assets	$136,789	$117,929	$144,235	$1,016
Other data:
Total return based on market value (2)	35.33%	(10.75)%	(12.90)%	n/a
Total return based on net asset value (2)	29.71%	(10.10)%	3.73%	n/a
Investment purchases during the period	$94,267	$106,982	$226,628	$207,548
Investment sales and repayments during the period	$104,221	$134,342	$148,461	$9,790
Number of loan obligors at period end	149	128	117	69
Number of CLO issuers at period end	21	20	16	8
Yield on SFRLs as of period end	5.43%	5.38%	5.36%	5.17%
Yield on CLOs as of period end	10.68%	10.04%	13.64%	14.64%
Yield on investment portfolio as of period end	6.50%	6.37%	6.92%	6.61%

*	Commencement of operations

(1)	Net expenses include income tax benefit (provision) included in net investment income.

(2)	Total return is based on the change in market price or NAV per share during the period and takes into account dividends reinvested in accordance with the dividend reinvestment and stock purchase plan.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.
Forward-Looking Statements
Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report. The forward-looking statements contained herein involve risks and uncertainties, including statements as to: (i) our future operating results; (ii) our business prospects and the prospects of our portfolio companies; (iii) the impact of investments that we expect to make; (iv) our contractual arrangements and relationships with third parties; (v) the dependence of our future success on the general economy and market conditions and their respective impact on the portfolio companies and industries in which we invest; (vi) the ability of our portfolio companies to achieve their objectives; (vii) our expected financings and investments; (viii) the adequacy of our cash resources and working capital; and (ix) the timing of cash flows, if any, from the operations of our portfolio companies.
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

Overview
American Capital Senior Floating, Ltd. (“ACSF”, “we”, “our” and “us”), a Maryland corporation organized in February 2013 that commenced operations on October 15, 2013, is an externally managed, non-diversified closed-end investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Prior to January 3, 2017 we were managed by American Capital ACSF Management, LLC (our “Prior Manager”) pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, we entered into an interim management agreement with Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”) pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was terminated in accordance with its terms on January 3, 2017. The Interim Management Agreement will remain in effect until the earlier of (a) the date a new management agreement is approved by our stockholders and (b) June 3, 2017, unless terminated earlier by ACSF or IHAM. Pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO in January 2014 (the “Expense Cap”). Our Prior Manager voluntarily extended the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, which occurred on December 16, 2016 (“2016 Annual Meeting”). In connection with the 2016 Annual Meeting, we submitted to a vote of stockholders an amendment and restatement of the Prior Management Agreement which would have (i) extended the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provided for reimbursement by us to our Prior Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Prior Manager and its affiliates who provided services to us necessary for our operations that were not required to be provided by our Prior Manager under the Prior Management Agreement and (iii) made certain other immaterial changes (collectively, the “Proposal”). We failed to obtain the requisite votes to approve the Proposal. The Expense Cap was again voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement, which occurred on January 3, 2017, thus the Expense Cap expired on January 3, 2017.

Investments
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Manager actively manages our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”), which are commonly referred to as leveraged loans. Standard and Poor's (“S&P”) defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. Senior Floating Rate Loans are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest in equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by SFRLs and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in Senior Floating Rate Loans.
Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to U.S. based large-market private companies, the level of merger and acquisition activity for such companies, the general economic environment, market conditions and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” as defined by Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies”. The definition of “eligible portfolio company” includes private operating companies and certain public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, in each case organized under the laws of and with their principal place of business located in the United States. Investments in debt and equity tranches of CLOs are generally deemed nonqualified assets for BDC compliance purposes; therefore, under normal market conditions, we intend to limit our CLO investments to 20% of our portfolio.

Portfolio and Investment Activity
As of December 31, 2016, our portfolio had a fair value of $244.9 million, a cost basis of $258.0 million and was comprised of 77% first lien loans, 6% second lien loans and 17% CLO equity, each measured at fair value. The loan portfolio consisted of 149 portfolio companies and the CLO portfolio included 21 CLOs managed by 15 different collateral managers with year of issue ranging from 2012 to 2015. Our loan portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.25%. The weighted average LIBOR floor in our loan portfolio was 1.00% as of December 31, 2016. The following table depicts a summary of our portfolio as of December 31, 2016:

($ in thousands)	Cost	Fair Value	Net Unrealized Appreciation (Depreciation)	Weighted Average Yield at Cost
Investment Portfolio:
First lien floating rate loans	$189,009	$188,098	$(911)	5.18%
Second lien floating rate loans	16,626	15,429	(1,197)	8.29%
Total Senior Floating Rate Loans	205,635	203,527	(2,108)	5.43%
CLO equity	52,330	41,329	(11,001)	10.68%
Equity	—	16	16	—%
Total Investment Portfolio	$257,965	$244,872	$(13,093)	6.50%

As of December 31, 2015, our portfolio had a fair value of $229.1 million, a cost basis of $261.9 million and was comprised of 74% first lien loans, 10% second lien loans and 16% CLO equity, each measured at fair value. The loan portfolio consisted of 128 portfolio companies and the CLO portfolio included 20 CLOs managed by 15 different collateral managers with year of issue ranging from 2012 to 2015. Our loan portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.75%. The weighted average LIBOR floor in our loan portfolio was 1.01% as of December 31, 2015. The following table depicts a summary of our portfolio as of December 31, 2015:

($ in thousands)	Cost	Fair Value	Net Unrealized Depreciation	Weighted Average Yield at Cost
Investment Portfolio:
First lien floating rate loans	$181,367	$169,580	$(11,787)	5.03%
Second lien floating rate loans	24,909	22,575	(2,334)	7.90%
Total Senior Floating Rate Loans	206,276	192,155	(14,121)	5.38%
CLO equity	55,599	36,854	(18,745)	10.04%
Equity	—	47	47	—%
Total Investment Portfolio	$261,875	$229,056	$(32,819)	6.37%

Our portfolio is actively managed, with an annualized turnover ratio of 41.6% for the year ended December 31, 2016. During the year ended December 31, 2016, the loan portfolio rotation was reflective of the active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions seeking to achieve better relative values. The weighted average yield at cost as of December 31, 2016 on the loan portfolio, CLO equity and total portfolio was 5.43%, 10.68% and 6.50%, respectively. The weighted average yield at cost on the investment portfolio increased 13 basis points from 6.37% as of December 31, 2015 to 6.50% at December 31, 2016, primarily due to a 64 basis point increase in the yield on the CLO portfolio due to an increase in underlying projected future cash flows for such CLO equity investments.
The following tables depict the portfolio activity for years ended December 31, 2016 and 2015:

	2016
	First Lien		Second Lien		CLO Equity		Equity		Total
($ in thousands)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)
December 31, 2015, at Fair Value	$169,580	5.03%	$22,575	7.90%	$36,854	10.04%	$47	n/a	$229,056	6.37%
Purchases	82,546	5.30%	7,129	8.59%	4,592	24.13%	—	—%	94,267	6.03%
Sales	(41,496)	(4.89)%	(1,504)	(8.98)%	(1,796)	(30.99)%	—	—%	(44,796)	(5.93)%
Repayments (1)	(32,260)	(5.24)%	(13,977)	(7.90)%	(13,187)	(15.76)%	—	—%	(59,424)	(8.24)%
Amortization / accretion of premium / discount (2)	259		26		6,782		—		7,067
Net realized gains / (losses)	(1,407)		43		340		—		(1,024)
Net unrealized appreciation / (depreciation)	10,876		1,137		7,744		(31)		19,726
December 31, 2016, at Fair Value	$188,098	5.18%	$15,429	8.29%	$41,329	10.68%	$16	n/a	$244,872	6.50%

(1)	Repayments for CLO equity reflect the amount of cash distributions received during the year ended December 31, 2016.

(2)	Amount reflected in amortization/accretion of premium/discount for CLO equity represents the income recognized during the year ended December 31, 2016 using the effective interest method.

	For the Year Ended December 31, 2016
Number of Portfolio Companies:	Loans	CLO	Total Portfolio
Portfolio Companies - December 31, 2015	128	20	148
Purchases (new)	64	3	67
Complete Exit	(43)	(2)	(45)
Portfolio Companies - December 31, 2016	149	21	170
As of December 31, 2016, the fair value of the portfolio was $244.9 million versus a cost basis of $258.0 million resulting in $13.1 million of cumulative net unrealized depreciation. During the year ended December 31, 2016, we recognized net unrealized appreciation on the investment portfolio of $19.7 million. The appreciation was due to an increase in fair value in both the CLO portfolio and the loan portfolio. The increase in fair value of the CLO portfolio was a result of a number of factors, including tightening spreads and increased trades in CLO equity. The primary drivers for the increase in fair value of the loan portfolio were higher prices in the broadly syndicated U.S. loan market as a result of improved loan issuance and tightening yields during 2016. See “Current Market Conditions” for more information.

	2015
	First Lien		Second Lien		CLO Equity		Equity		Total
($ in thousands)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)
December 31, 2014, at Fair Value	$194,952	4.98%	$29,841	7.81%	$51,577	13.64%	$—	—%	$276,370	6.92%
Purchases	91,404	5.07%	4,942	8.42%	10,636	17.32%	—	—%	106,982	6.03%
Sales	(66,976)	(4.85)%	(6,723)	(8.10)%	(2,282)	(18.93)%	—	—%	(75,981)	(5.53)%
Repayments (1)	(40,565)	(5.20)%	(4,170)	(7.69)%	(13,626)	(13.90)%	—	—%	(58,361)	(7.09)%
Amortization / accretion of discount / premium (2)	68	n/a	14	n/a	7,330	n/a	—	n/a	7,412	n/a
Net realized gains / (losses)	(593)	n/a	5	n/a	278	n/a	—	n/a	(310)	n/a
Net unrealized appreciation / (depreciation)	(8,710)	n/a	(1,334)	n/a	(17,059)	n/a	47	n/a	(27,056)	n/a
December 31, 2015, at Fair Value	$169,580	5.03%	$22,575	7.90%	$36,854	10.04%	$47	n/a	$229,056	6.37%

(1)	Repayments for CLO equity reflect the amount of cash distributions received during the year ended December 31, 2015.

(2)	Amount reflected in amortization/accretion of discount/premium for CLO equity represents the income recognized during the year ended December 31, 2015 using the effective interest method.

	For the Year Ended December 31, 2015
Number of Portfolio Companies:	Loans	CLO	Total Portfolio
Portfolio Companies - December 31, 2014	117	16	133
Purchases (new)	70	5	75
Complete Exit	(59)	(1)	(60)
Portfolio Companies - December 31, 2015	128	20	148
As of December 31, 2015, the fair value of the portfolio was $229.1 million versus a cost basis of $261.9 million resulting in $32.8 million of cumulative net unrealized depreciation. During the year ended December 31, 2015, we recognized net unrealized depreciation on the investment portfolio of $27.1 million. The depreciation was due to fair value decline in both the CLO portfolio and the loan portfolio. The decline in fair value of the CLO portfolio was a result of a number of factors, including an increase in defaulted loan assets held by the CLOs, a decline in the NAV of the CLOs and a risk-off sentiment in the market which drove prices down significantly. The primary drivers for the decline in fair value of the loan portfolio were an overall decline in market prices, reinvestment uncertainty and a further decline in the commodities sector, specifically those portfolio companies in the oil & gas and metals & mining industries.

As of December 31, 2016, approximately 72% of our loan portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. The following chart shows the S&P facility credit rating of our loan portfolio at fair value as of December 31, 2016:

First Lien	Second Lien
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

	Year ended December 31,
($ in thousands)	2016	2015	2014
Investment income:
First lien floating rate loans	$9,184	$9,633	$9,884
Second lien floating rate loans	1,603	2,282	2,389
CLO equity	6,783	7,330	5,500
Total investment income	17,570	19,245	17,773
Expenses:
Interest and other debt related costs	2,652	2,970	3,448
Management fee	2,045	2,236	2,186
Other expenses	2,394	2,021	2,122
Expense reimbursement	(1,274)	(899)	(1,001)
Net expenses	5,817	6,328	6,755
Net investment income before taxes	11,753	12,917	11,018
Income tax provision	45	(227)	(159)
Net investment income	11,798	12,690	10,859
Net gain (loss) on investments:
Net realized gain (loss) on investments	(1,024)	(310)	190
Net unrealized appreciation (depreciation) on investments	19,726	(27,056)	(7,060)
Income tax benefit (provision)	—	11	(200)
Net gain (loss) on investments	18,702	(27,355)	(7,070)
Net increase (decrease) in net assets resulting from operations	$30,500	$(14,665)	$3,789
Investment Income
Investment income decreased $1.7 million to $17.6 million for the year ended December 31, 2016 compared to 2015. The decrease was driven by a smaller investment portfolio, on average, during 2016 as compared to 2015 as well as lower portfolio yields, particularly for our CLO portfolio. Interest generated from the loan portfolio totaled $10.8 million and income from the CLO investments totaled $6.8 million for the year ended December 31, 2016. The weighted average yield at cost on our loan portfolio during the year ended December 31, 2016 was 5.41% and the weighted average yield at cost on our CLO investments during the year ended December 31, 2016 was 10.38% for a weighted average total yield on the portfolio during 2016 of 6.44%.
Investment income increased $1.5 million to $19.2 million for the year ended December 31, 2015 compared to 2014. The increase was driven by additional income generated by a larger average CLO portfolio in 2015. Interest generated from the loan portfolio totaled $11.9 million and income from the CLO investments totaled $7.3 million for the year ended December 31, 2015. The weighted average yield on our loan portfolio during the year ended December 31, 2015 was 5.03% and the weighted average yield on our CLO investments during the year ended December 31, 2015 was 13.82% for a weighted average total yield on the portfolio during 2015 of 6.99%.
Investment income for the year ended December 31, 2014 was $17.8 million. Interest generated from the loan portfolio totaled $12.3 million and income from the CLO investments totaled $5.5 million for the year ended December 31, 2014. The weighted average yield on our loan portfolio during the year ended December 31, 2014 was 5.27% and the weighted average yield on our CLO investments during the year ended December 31, 2014 was 12.96% for a weighted average total yield on the portfolio during 2014 of 6.48%.
In accordance with FASB ASC Topic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), in the event that the fair value of an investment is less than its amortized cost basis and there is an adverse change in the expected future cash flows of the investment, we may be required to write down the current amortized cost used to determine effective yield (“Reference Amount”) by credit losses included in the fair value of the investment or to fair value. We are precluded from reversing the write down for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded at the exit of the investment by the amount of the write down. During the fiscal years ended December 31, 2016 and 2015, we wrote down the Reference Amount of our CLO investment portfolio by $1.3 million and $4.0 million, respectively, for credit losses included in the fair value of the investments.
Net Expenses
Net expenses decreased $0.5 million for the year ended December 31, 2016 compared to 2015. The decline was driven by a reduction in the amortization of deferred financing costs due to the amendment and restatement of the secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) in October 2015, which extended the maturity and therefore the amortization period by two years, and a reduction in management fees due to less total assets, on average, during 2016 as compared to 2015.
    Net expenses decreased $0.4 million for the year ended December 31, 2015 compared to 2014. The decline was driven by a reduction of interest expense due to a lower average cost of funding and average debt outstanding during 2015.
Interest and other debt related costs incurred January 1, 2014 until January 22, 2014 (the closing date of the IPO) primarily related to interest expense on the revolving credit facility (the “ACAM Facility”) provided by American Capital Asset Management, LLC, (“ACAM”) the indirect parent of our Prior Manager. There was $194.7 million outstanding on the ACAM Facility at the time of the closing of the IPO, at which point the ACAM Facility was repaid in full and terminated. The weighted average interest rate on the ACAM Facility was 5.0%.
Interest and other debt related costs incurred following the closing date of the IPO through December 31, 2014 and in 2015 and 2016 are related to borrowings under the Credit Facility. The Credit Facility generally bears interest at a spread of 1.80% over a chosen index (which is typically one-month LIBOR). Included in other debt related costs are additional fees and expenses associated with the Credit Facility, including an unused commitment fee of 75 basis points on undrawn commitments and the amortization of debt financing costs. On October 29, 2015 the Credit Facility was amended and restated, extending the maturity date from December 18, 2015 to December 18, 2018, decreasing the commitment amount from $140,000 to $135,000 and eliminating the commitment fee when the facility is at least 90% utilized.
The following table outlines the costs associated with our debt financing:

	For the Year Ended December 31,
($ in thousands)	2016	2015	2014*
Interest expense	$2,289	$2,518	$3,001
Commitment fees	271	111	54
Amortization of debt financing costs	92	341	393
Total Interest and Other Debt Related Costs	$2,652	$2,970	$3,448

Average debt outstanding	$99,487	$124,434	$130,984
Average cost of funding (1)	2.66%	2.39%	2.63%
Average interest rate	2.26%	2.00%	2.26%
* Commencement of operations
(1) Includes amortization of debt financing costs
Our other expenses are primarily composed of insurance premiums, Board of Director fees, professional fees and rent. Other expenses were reduced as a result of the Expense Cap that was in effect during these periods with our Prior Manager, and thus our Prior Manager was responsible for reimbursing us for certain of our other operating expenses. Total net other expenses for the years ended December 31, 2016, 2015 and 2014 were $1.1 million for each year.
Net Realized Gain (Loss) on Investments
Sales and repayments of investments during the year ended December 31, 2016 totaled $44.8 million and $59.4 million, respectively, resulting in net realized losses of $1.0 million. Sales and repayments of investments during the year ended December 31, 2015 totaled $76.0 million and $58.4 million, respectively, resulting in net realized losses of $0.3 million. Sales and repayments of investments during the year ended December 31, 2014 totaled $106.4 million and $42.0 million, respectively, resulting in net realized gains of $0.2 million.

Net Unrealized Appreciation (Depreciation) on Investments
During the year ended December 31, 2016, we recognized net unrealized appreciation on investments of $19.7 million. The CLO portfolio produced $7.7 million in net unrealized appreciation, the majority of which was incurred in the second and third quarters of 2016. The increase in fair value of the CLO portfolio was a result of a number of factors, including tightening spreads and increased trades in CLO equity. The loan portfolio contributed $12.0 million of net unrealized appreciation during the year ended December 31, 2016, which was reflective of the upward trend in loan prices during 2016. The primary drivers for the increase in fair value of the loan portfolio was higher prices in the broadly syndicated U.S. loan market as a result of improved loan issuance and tightening yields during 2016.
During the year ended December 31, 2015, we recognized net unrealized depreciation on investments of $27.1 million. The CLO portfolio produced $17.1 million in net unrealized depreciation, the majority of which was incurred in the second half of 2015. The decline in fair value of the CLO portfolio was a result of a number of factors, including an increase in defaulted loan assets held by the CLOs, a decline in the NAV of the CLOs and a risk-off sentiment which drove prices down significantly. The loan portfolio contributed $10.0 million of net unrealized depreciation during the year ended December 31, 2015, which was reflective of the downward trend in loan prices during 2015. The primary drivers for the decline in fair value of the loan portfolio were an overall decline in market prices, which was driven primarily by weakness in the commodities sectors, a general risk-off sentiment across various asset classes and related outflows from retail loan funds.
During the year ended December 31, 2014, we recognized net unrealized depreciation on investments of $7.1 million. The depreciation, especially in the fourth quarter, was largely a function of exposure to the oil & gas industry, which was impacted by declines in oil prices during the second half of the year. The remaining net depreciation was a result of overall price changes observed in the broader market, which reflected an increase to the required rate of return for positions with otherwise stable credit profiles.
Income Taxes
From our inception through the date of our IPO, we were a taxable corporation under Subchapter C of the Code (“C corporation”), subject to federal and state income taxes on our taxable ordinary income and capital gains. Prior to our IPO, we were a wholly owned subsidiary of ACAM, which was wholly owned by American Capital, Ltd. (“American Capital”). As such, we were required to be consolidated in American Capital’s federal consolidated tax group, which had a September 30 tax year end. We had a tax sharing agreement with American Capital and other members of the consolidated tax group, under which such members bore their full share of their individual tax obligation and members were compensated for their losses and other tax benefits that were able to be used by other members of the consolidated tax group based on their pro forma stand-alone federal income tax return.
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
As of December 31, 2016, we had approximately $3.2 million, or $0.32 per share, of estimated undistributed taxable income. We intend to distribute sufficient dividends, including dividends distributed in the following tax year that we elect to be treated as distributed in the current year, to eliminate our current year taxable income. For the year ended December 31, 2016, we accrued a federal excise tax benefit of less than $0.1 million. For the years ended December 31, 2015 and 2014 we accrued federal excise tax of $0.2 million and $0.1 million, respectively.

Financial Condition, Liquidity and Capital Resources
Our primary resources of liquidity and capital resources arise primarily from our investment portfolio and the available capacity under the Credit Facility. In addition, we expect to use proceeds from any follow-on equity offerings of common stock and other supplementary financing mechanisms as additional sources of capital and liquidity.
We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of December 31, 2016 and 2015, our asset coverage was 230% and 207%, respectively.
In order to qualify as a RIC, we must annually distribute in a timely manner to our stockholders at least 90% of our taxable ordinary income. Accordingly, our ability to retain earnings is limited.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2016, our net asset value was $13.68 per share and our closing market price was $11.90 per share.
Debt Capital
On January 22, 2014, we closed our IPO of 10.0 million shares of common stock at $15.00 per share, raising approximately $149.2 million in net proceeds. Using the proceeds from the IPO, plus borrowings from the Credit Facility, we repaid the ACAM Facility in the amount of $194.7 million. Following repayment, the ACAM Facility was terminated.
As of December 31, 2016, we had $104.9 million in borrowings outstanding on the Credit Facility. The fair value of assets owned by ACSF Funding as of December 31, 2016 was $207.8 million and the borrowing base was $152.2 million. On a consolidated basis, as of December 31, 2016, ACSF's ratio of our principal debt outstanding to stockholders equity was 0.77 to 1. As of December 31, 2016, we had approximately $30.1 million of available capacity on the Credit Facility. As of December 31, 2015, we had $110.2 million in borrowings outstanding on the Credit Facility. The fair value of assets owned by ACSF Funding as of December 31, 2015 was $187.9 million and the borrowing base was $141.6 million. On a consolidated basis, as of December 31, 2015, our ratio of our principal debt outstanding to stockholders equity was 0.93 to 1. As of December 31, 2015, we had approximately $24.8 million of available capacity on the Credit Facility.
On October 29, 2015, our wholly owned consolidated financing subsidiary, ACSF Funding I, LLC (“ACSF Funding”) amended and restated the Credit Facility to extend the maturity date from December 18, 2015 to December 18, 2018, decrease the commitment amount from $140,000 to $135,000 and eliminate the commitment fee when the facility is at least 90% utilized. The Credit Facility generally bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.80%. There is a commitment fee equal to 0.75% on the unused amount of the commitments to the extent the outstanding amount of loans is less than 90% of the aggregate commitments. The Credit Facility is secured by ACSF Funding's assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. Advance rates vary on the type of collateral owned by ACSF Funding and can range up to 80%. On January 3, 2017, ACSF Funding entered into an amendment to the documents governing the Credit Facility that amends the relevant provisions of the Credit Facility to reflect the appointment of IHAM as ACSF’s new investment adviser.
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
Contractual Obligations
A summary of our contractual payment obligations as of December 31, 2016 are as follows:

($ in thousands)	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility	$104,900	$—	$104,900	$—	$—
Total contractual obligations	$104,900	$—	$104,900	$—	$—

Off-Balance Sheet Arrangements
Commitments to extend credit include loans we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. We do not report the unused portion of these commitments on our Consolidated Statements of Assets and Liabilities. As of December 31, 2016, we had $0.1 million of outstanding unused loan commitments. We did not engage in any off-balance sheet activity in 2015 and 2014.
Distributions to Stockholders
When determining distributions to stockholders, our Board of Directors considers, among other things, our estimated taxable income, which may differ from GAAP income due to temporary and permanent differences in income and expense recognition, and changes in unrealized appreciation and depreciation on investments. The specific tax characteristics will be reported to stockholders on Form 1099 after the end of the calendar year. From a tax perspective, 100% of the distributions paid to stockholders during the year ended December 31, 2016 were distributions of ordinary income.
For the year ended December 31, 2016, our Board of Directors declared $1.16 per share of distributions to stockholders totaling $11.6 million in distributions. We maintain an “opt out” dividend reinvestment and stock purchase plan for our common stockholders. As a result, if we declare a distribution, then stockholders' cash distributions will be automatically reinvested in additional shares of our common stock, unless they, or their nominees on their behalf, specifically “opt out” of the dividend reinvestment and stock purchase plan so as to receive cash distributions.

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
We undertake a multi-step valuation process to determine the fair value of our investments in accordance with ASC 820. The valuation process begins with the development of a preliminary valuation recommendation for each investment as determined in accordance with our valuation policy. To prepare the proposed valuation, our Manager reviews information provided by a nationally recognized independent pricing service and broker-dealers, and may consult with the investment team and other internal resources of Ares Management and its affiliates. The preliminary valuation recommendations are then presented to the Investment Committee and reviewed and approved by our Audit and Compliance Committee. The valuation recommendations are then reviewed by our Board of Directors for final approval. There were no changes to our valuation techniques or to the types of unobservable inputs used in the valuation process during the year ended December 31, 2016.
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
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted/amortized into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2016, we had two loans on non-accrual status. As of December 31, 2015, we had one loan on non-accrual status and as December 31, 2014, we had no loans on non-accrual status.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR and typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of December 31, 2016, the debt investments in our portfolio had interest rate floors between 0.75% and 1.25%. LIBOR rates were slightly below 1% as of December 31, 2016 effectively converting those floating rate debt investments to fixed rate debt investments until LIBOR rises above the floors on our portfolio. In contrast, the Credit Facility has a floating interest rate provision with no LIBOR floor and therefore our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of December 31, 2016, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our loan portfolio and the Credit Facility.

($ in thousands, except per share data) Basis point increase	Interest Income	Interest Expense	Net Increase	Net Increase per share
300	$6,071	$3,147	$2,924	$0.29
200	$4,010	$2,098	$1,912	$0.19
100	$1,949	$1,049	$900	$0.09
(100)	$(12)	$(45)	$33	$—
(200)	$(12)	$(45)	$33	$—
(300)	$(12)	$(45)	$33	$—
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
The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations, changes in net assets and cash flows in accordance with accounting principles generally accepted in the United States.

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
Management assessed the effectiveness of American Capital Senior Floating, Ltd.’s internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment and those criteria, management determined that American Capital Senior Floating, Ltd.’s internal control over financial reporting was effective as of December 31, 2016. This Annual Report on Form 10-K does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of American Capital Senior Floating, Ltd.
We have audited the accompanying consolidated statements of assets and liabilities of American Capital Senior Floating, Ltd. (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and December 31, 2015, by correspondence with the custodian and others, or by other appropriate auditing procedures where replies from others were not received. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Senior Floating, Ltd. at December 31, 2016 and 2015, and the consolidated results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young, LLP
McLean Virginia
March 9, 2017

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets:
Investments, fair value (cost of $257,965 and $261,875, respectively)	$244,872	$229,056
Cash and cash equivalents	8,795	2,474
Receivable for investments sold	2,272	3,096
Deferred financing costs	181	273
Interest receivable	779	583
Prepaid expenses and other assets	143	89
Receivable from affiliate (see notes 3 and 4)	298	234
Total assets	$257,340	$235,805
Liabilities:
Secured revolving credit facility payable (see note 7)	$104,900	$110,200
Payable for investments purchased	12,202	5,437
Distributions to stockholders payable (see note 10)	970	970
Management fee payable (see note 3)	2,046	536
Interest payable (see note 7)	34	52
Taxes payable (see note 8)	117	278
Payable to affiliate (see note 4)	156	217
Other liabilities and accrued expenses	126	186
Total liabilities	120,551	117,876
Commitments and contingencies (see note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000,100 issued and outstanding; 300,000,000 authorized	100	100
Paid-in capital in excess of par	150,949	150,903
Undistributed net investment income	2,133	1,560
Accumulated net realized loss from investments	(3,300)	(1,815)
Net unrealized depreciation on investments	(13,093)	(32,819)
Total net assets	136,789	117,929
Total liabilities and net assets	$257,340	$235,805
Net asset value per share outstanding	$13.68	$11.79
See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Investment income:
Interest	$17,570	$19,245	$17,773
Total investment income	17,570	19,245	17,773
Expenses:
Interest and commitment fee (see note 7)	2,560	2,629	3,055
Management fee (see note 3)	2,045	2,236	2,186
Professional fees	510	214	165
Insurance	446	467	521
Amortization of deferred financing costs	92	341	393
Other general and administrative expenses	1,438	1,340	1,436
Total expenses	7,091	7,227	7,756
Expense reimbursement (see note 3)	(1,274)	(899)	(1,001)
Net expenses	5,817	6,328	6,755
Net investment income before tax	11,753	12,917	11,018
Income tax benefit (provision)	45	(227)	(159)
Net investment income	11,798	12,690	10,859
Net gain (loss) on investments:
Net realized gain (loss) on investments	(1,024)	(310)	190
Net unrealized appreciation (depreciation) on investments	19,726	(27,056)	(7,060)
Income tax benefit (provision)	—	11	(200)
Net gain (loss) on investments	18,702	(27,355)	(7,070)
Net increase (decrease) in net assets resulting from operations (“Net Earnings (Loss)”)	$30,500	$(14,665)	$3,789

Net investment income per share	$1.18	$1.27	$1.09
Net Earnings (Loss) per share (see note 5)	$3.05	$(1.47)	$0.38
Distributions to stockholders declared per share	$1.16	$1.26	$1.03
Weighted average shares outstanding (1)	10,000	10,000	10,000

(1)	Assumes the issuance of 10,000 shares of common stock on January 1, 2014 that were issued in connection with the IPO, which closed on January 22, 2014.
See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operations:
Net investment income	$11,798	$12,690	$10,859
Net realized gain (loss)	(1,024)	(310)	190
Net unrealized appreciation (depreciation) on investments	19,726	(27,045)	(7,260)
Net earnings (loss)	30,500	(14,665)	3,789

Distributions to stockholders:
From net investment income	(11,640)	(11,630)	(10,300)

Capital transactions:
Proceeds from public offering	—	—	150,000
Offering costs	—	—	(844)
Contribution for taxes waived (see note 8)	—	(11)	574
Net increase (decrease) in net assets from capital transactions	—	(11)	149,730
Net increase (decrease) in net assets	18,860	(26,306)	143,219

Net assets beginning of period	117,929	144,235	1,016
Net assets end of period	$136,789	$117,929	$144,235

Undistributed net investment income included in net assets	$1,718	$1,193	$805
Common shares outstanding	10,000	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Earnings (Loss) from operations	$30,500	$(14,665)	$3,789
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss (gain) on investments	1,024	310	(190)
Net change in unrealized (appreciation) depreciation on investments	(19,726)	27,056	7,060
Accretion of CLO interest income	(6,782)	(7,330)	(5,501)
Net amortization of premium/discount on loans	(286)	(82)	(7)
Amortization of deferred financing costs	92	341	393
Purchase of investments	(94,267)	(106,982)	(226,628)
Proceeds from dispositions of investments	104,221	134,342	148,461
Change in receivable for investments sold	824	(113)	2,411
Change in payable for investments purchased	6,765	1,211	(16,268)
Change in interest receivable	(196)	121	(401)
Change in prepaid expenses and other assets	(54)	32	346
Change in receivable from affiliate	(64)	(70)	(164)
Change in management fee payable	1,510	(41)	577
Change in interest payable	(18)	(28)	(863)
Change in taxes payable	(161)	187	(149)
Change in payable to affiliate	(61)	5	(83)
Change in other liabilities and accrued expenses	(60)	19	(230)
Net cash provided by (used in) operating activities	23,261	34,313	(87,447)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	—	—	150,000
Offering costs from the issuance of common stock	—	—	(844)
Distributions to stockholders paid	(11,640)	(13,560)	(7,400)
Proceeds from debt	59,600	81,400	199,500
Repayments on debt	(64,900)	(101,200)	(264,248)
Deferred financing costs paid	—	(236)	(297)
Net cash provided by (used in) financing activities	(16,940)	(33,596)	76,711
Net increase (decrease) in cash and cash equivalents	6,321	717	(10,736)
Cash and cash equivalents at beginning of period	2,474	1,757	12,493
Cash and cash equivalents at end of period	$8,795	$2,474	$1,757
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$2,580	$2,431	$3,918
Cash paid for income taxes	$79	$30	$517
Distributions to stockholders declared and payable during the period	$11,640	$11,630	$10,300
Supplemental disclosure of non-cash financing activity:
Contribution for taxes waived	$—	$(11)	$574

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016
( dollar amounts in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans — 137.5% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	5/28/2021	4.75%	L+ 3.75	1.00%	Hotels, Restaurants & Leisure	$1,952	$1,947	$1,937
Acosta, Inc. (5)	9/26/2021	4.25%	L+ 3.25	1.00%	Media	2,450	2,420	2,396
ADMI Corp. (5)	4/29/2022	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	1,534	1,531	1,549
Aegis Toxicology Sciences Corporation (5)	2/24/2021	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,625	1,618	1,550
Agrofresh Inc. (3), (5)	7/31/2021	5.75%	L+ 4.75	1.00%	Chemicals	641	639	594
Air Medical Group Holdings, Inc. (5)	4/28/2022	4.25%	L+ 3.25	1.00%	Health Care Providers & Services	1,970	1,974	1,970
Albertson's LLC (5)	12/21/2022	4.25%	L+ 3.25	0.75%	Food & Staples Retailing	988	965	1,002
AlixPartners, LLP (5)	7/28/2022	4.00%	L+ 3.00	1.00%	Diversified Financial Services	980	978	990
Alliant Holdings Intermediate, LLC (5)	8/12/2022	5.25%	L+ 4.00	1.00%	Insurance	497	493	503
Alliant Holdings Intermediate, LLC (5)	8/12/2022	4.75%	L+ 3.50	1.00%	Insurance	1,034	1,032	1,042
Allied Universal Holdco LLC (5), (8)	7/28/2022	5.50%	L+ 4.50	1.00%	Commercial Services & Supplies	84	82	86
Allied Universal Holdco LLC (5)	7/28/2022	5.50%	L+ 4.50	1.00%	Commercial Services & Supplies	832	824	841
Altice France S.A. (3), (5)	1/15/2024	5.14%	L+ 4.25	0.75%	Media	1,492	1,479	1,515
American Tire Distributors, Inc. (5)	9/1/2021	5.25%	L+ 4.25	1.00%	Distributors	966	962	965
Amneal Pharmaceuticals LLC (5)	11/1/2019	4.50%	L+ 3.50	1.00%	Pharmaceuticals	982	982	986
AmWINS Group, LLC (5)	9/6/2019	4.75%	L+ 3.75	1.00%	Insurance	2,904	2,913	2,940
Anchor Glass Container Corporation (5)	12/7/2023	4.25%	L+ 3.25	1.00%	Containers & Packaging	1,722	1,713	1,739
APLP Holdings Limited Partnership (3), (5)	4/13/2023	6.00%	L+ 5.00	1.00%	Independent Power and Renewable Electricity Producers	457	445	464
AqGen Ascensus, Inc. (5)	12/5/2022	5.50%	L+ 4.50	1.00%	Capital Markets	1,486	1,433	1,488
Aquilex LLC (5)	12/31/2020	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	906	905	889
Ardent Legacy Acquisitions, Inc. (5)	8/4/2021	6.50%	L+ 5.50	1.00%	Health Care Providers & Services	329	327	328
Arnhold and S. Bleichroeder Holdings, Inc. (5)	12/1/2022	5.00%	L+ 4.00	0.75%	Capital Markets	707	695	715
Ascend Learning, LLC (5)	7/31/2019	5.50%	L+ 4.50	1.00%	Diversified Consumer Services	581	580	586
Asurion, LLC (5)	8/4/2022	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	2,144	2,125	2,176
Avaya Inc. (5)	5/29/2020	6.25%	L+ 5.25	1.00%	Software	1,484	1,256	1,294
Bass Pro Shops (5)	12/15/2023	5.97%	L+ 5.00	0.75%	Specialty Retail	1,000	990	992
BJ's Wholesale Club, Inc. (5)	9/26/2019	4.50%	L+ 3.50	1.00%	Food & Staples Retailing	1,424	1,424	1,439
Blackboard Inc. (5)	6/30/2021	6.00%	L+ 5.00	1.00%	Software	2,411	2,411	2,434
BWay Intermediate Company, Inc. (5)	8/14/2023	4.75%	L+ 3.75	1.00%	Containers & Packaging	2,344	2,330	2,355
C.H.I. Overhead Doors, Inc. (5)	7/29/2022	4.50%	L+ 3.50	1.00%	Building Products	665	662	667
Calceus Acquisition, Inc. (5)	1/31/2020	5.00%	L+ 4.00	1.00%	Textiles, Apparel & Luxury Goods	2,313	2,319	2,030
Candy Intermediate Holdings, Inc. (5)	6/15/2023	5.50%	L+ 4.50	1.00%	Food Products	1,791	1,789	1,807
Carecore National, LLC (5)	3/5/2021	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,999	1,999	1,971

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016
(dollar amounts in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
CB Poly Investments, LLC (5)	8/16/2023	6.25%	L+ 5.25	1.00%	Commercial Services & Supplies	$1,496	$1,482	$1,515
CCM Merger, Inc. (5)	8/6/2021	4.02%	L+ 3.25	0.75%	Hotels, Restaurants & Leisure	793	789	803
CEC Entertainment, Inc. (5)	2/12/2021	4.00%	L+ 3.00	1.00%	Hotels, Restaurants & Leisure	742	720	741
Checkout Holding Corp. (5)	4/9/2021	4.50%	L+ 3.50	1.00%	Media	2,437	2,436	2,133
CHG Healthcare Services, Inc. (5)	6/7/2023	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	662	662	670
CHS/Community Health Systems, Inc. (3), (5)	1/27/2021	4.00%	L+ 3.00	1.00%	Health Care Providers & Services	1,450	1,394	1,409
CityCenter Holdings, LLC (5)	10/16/2020	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	1,461	1,467	1,480
CNT Holdings III Corp (5)	1/22/2023	5.25%	L+ 4.25	1.00%	Internet & Catalog Retail	695	691	705
Compuware Corporation (5)	12/15/2021	6.25%	L+ 5.25	1.00%	Software	953	935	960
Cotiviti Corporation (3), 5)	9/28/2023	3.75%	L+ 2.75	0.75%	Professional Services	764	759	772
CPG International Inc. (5)	9/30/2020	4.75%	L+ 3.75	1.00%	Building Products	1,918	1,918	1,935
CPI Buyer, LLC (5)	8/16/2021	5.50%	L+ 4.50	1.00%	Trading Companies & Distributors	1,960	1,949	1,941
CT Technologies Intermediate Holdings, Inc. (5)	12/1/2021	5.25%	L+ 4.25	1.00%	Health Care Technology	493	491	472
Dell International LLC (5)	9/7/2023	4.02%	L+ 3.25	0.75%	Technology Hardware, Storage & Peripherals	2,000	1,990	2,037
Dole Food Company, Inc. (5)	11/1/2018	4.61%	L+ 3.50	1.00%	Food Products	2,486	2,483	2,505
Duff & Phelps Corporation (5)	4/23/2020	4.75%	L+ 3.75	1.00%	Capital Markets	2,394	2,395	2,417
Eastern Power, LLC (5)	10/2/2021	5.00%	L+ 4.00	1.00%	Independent Power and Renewable Electricity Producers	1,932	1,923	1,953
Electrical Components International, Inc. (5)	5/28/2021	5.75%	L+ 4.75	1.00%	Electrical Equipment	1,808	1,812	1,817
Emerald Expositions Holding, Inc. (5)	6/17/2020	4.75%	L+ 3.75	1.00%	Media	2,449	2,462	2,468
Epicor Software Corporation (5)	6/1/2022	4.75%	L+ 3.75	1.00%	Software	1,954	1,939	1,965
Erie Acquisition Holdings, Inc. (5)	3/1/2023	6.06%	L+ 4.75	1.00%	Commercial Services & Supplies	492	483	500
Expro Finservices S.à r.l. (3), (5)	9/2/2021	5.75%	L+ 4.75	1.00%	Energy Equipment & Services	1,955	1,935	1,667
Fairmount Santrol, Inc. (3), (5)	9/5/2019	4.50%	L+ 3.50	1.00%	Metals & Mining	423	424	412
FHC Health Systems, Inc. (5)	12/23/2021	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	1,492	1,471	1,455
Filtration Group Corporation (5)	11/23/2020	4.25%	L+ 3.25	1.00%	Industrial Conglomerates	988	988	997
Fitness International, LLC (5)	7/1/2020	6.00%	L+ 5.00	1.00%	Hotels, Restaurants & Leisure	1,746	1,724	1,751
Flexera Software LLC (5)	4/2/2020	4.50%	L+ 3.50	1.00%	Software	998	998	1,000
Gates Global LLC (5)	7/6/2021	4.25%	L+ 3.25	1.00%	Machinery	1,452	1,451	1,455
Global Tel*Link Corporation (5)	5/23/2020	5.00%	L+ 3.75	1.25%	Diversified Telecommunications Services	1,649	1,632	1,645
Gold Merger Co, Inc. (5)	7/27/2023	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	998	1,001	1,005
Greeneden U.S. Holdings I, LLC (5)	12/1/2023	6.25%	L+ 5.25	1.00%	Internet Software & Services	500	493	510
Gruden Acquisition, Inc. (5)	8/18/2022	5.75%	L+ 4.75	1.00%	Road & Rail	330	327	316
Hercules Achievement, Inc.(5)	12/10/2021	5.00%	L+ 4.00	1.00%	Media	748	744	760

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016
(dollar amounts in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
HFOTCO LLC (5)	8/19/2021	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	$1,487	$1,433	$1,484
HGIM Corp. (5)	6/18/2020	5.50%	L+ 4.50	1.00%	Marine	1,451	1,454	1,143
Hyland Software, Inc. (5)	7/1/2022	4.75%	L+ 3.75	1.00%	Software	2,458	2,440	2,477
IBC Capital Limited (3), (5)	9/9/2021	4.98%	L+ 3.75	1.00%	Containers & Packaging	997	988	989
Immucor, Inc. (5)	8/17/2018	5.00%	L+ 3.75	1.25%	Health Care Equipment & Supplies	975	978	945
Indra Holdings Corp. (5)	5/1/2021	5.25%	L+ 4.25	1.00%	Textiles, Apparel & Luxury Goods	1,185	1,178	797
Infoblox Inc. (5)	11/7/2023	6.00%	L+ 5.00	1.00%	Software	1,429	1,401	1,424
Informatica Corporation (5)	8/5/2022	4.50%	L+ 3.50	1.00%	Software	1,975	1,971	1,970
Information Resources, Inc. (5), (7)	12/20/2023	5.25%	L+ 4.25	1.00%	Professional Services	2,431	2,419	2,453
Information Resources, Inc. (5)	9/30/2020	5.56%	L+ 3.75	1.00%	Professional Services	1,929	1,937	1,942
Inmar, Inc. (5)	1/27/2021	4.50%	L+ 3.50	1.00%	Commercial Services & Supplies	2,691	2,673	2,677
Ion Media Networks, Inc. (5)	12/18/2020	4.50%	L+ 3.50	1.00%	Media	1,897	1,905	1,920
IPC Corp. (5)	8/6/2021	5.50%	L+ 4.50	1.00%	Software	1,474	1,468	1,421
Jaguar Holding Company I (5)	8/18/2022	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	1,478	1,472	1,496
Jazz Acquisition, Inc. (5)	6/19/2021	4.50%	L+ 3.50	1.00%	Aerospace & Defense	1,952	1,955	1,841
Jo-Ann Stores, LLC (5)	10/20/2023	6.26%	L+ 5.00	1.00%	Specialty Retail	500	490	505
Kronos Acquisition Intermediate Inc. (3), (5)	8/26/2022	6.00%	L+ 5.00	1.00%	Household Products	988	967	999
Kronos Incorporated (5), (7)	11/1/2023	5.00%	L+ 4.00	1.00%	Household Products	2,300	2,292	2,332
Landslide Holdings, Inc. (5)	9/27/2022	5.50%	L+ 4.50	1.00%	Software	648	641	657
Learning Care Group (US) No. 2 Inc. (5)	5/5/2021	5.00%	L+ 4.00	1.00%	Diversified Consumer Services	987	987	997
Liberty Cablevision of Puerto Rico LLC (5)	1/7/2022	4.50%	L+ 3.50	1.00%	Media	1,000	993	996
Life Time Fitness, Inc. (5)	6/10/2022	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	865	859	872
Manitowoc Foodservice, Inc. (3), (5)	3/3/2023	5.75%	L+ 4.75	1.00%	Machinery	635	623	646
McGraw-Hill Global Education Holdings, LLC (5)	5/4/2022	5.00%	L+ 4.00	1.00%	Media	995	991	998
Mediware Information Systems, Inc. (5)	9/28/2023	5.75%	L+ 4.75	1.00%	Health Care Technology	499	494	503
Meter Readings Holdings, LLC (5)	8/29/2023	6.75%	L+ 5.75	1.00%	Electronic Equipment, Instruments & Components	665	655	679
Mister Car Wash Holdings, Inc. (5), (7)	8/20/2021	5.25%	L+ 4.25	1.00%	Diversified Consumer Services	125	124	126
Mister Car Wash Holdings, Inc. (5), (7)	8/20/2021	5.25%	L+ 4.25	1.00%	Diversified Consumer Services	623	619	626
Mitchell International, Inc. (5)	10/13/2020	4.50%	L+ 3.50	1.00%	Software	2,377	2,384	2,384
Moneygram International, Inc. (3), (5)	3/27/2020	4.25%	L+ 3.25	1.00%	IT Services	583	561	578
MPH Acquisition Holdings LLC (5)	6/7/2023	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	464	462	473
National Financial Partners Corp. (5)	7/1/2020	6.25%	L+ 3.50	1.00%	Insurance	1,943	1,951	1,963
NFP Corp. (5), (7)	1/8/2024	4.50%	L+ 3.50	1.00%	Insurance	2,500	2,488	2,526
NVA Holdings, Inc. (5)	8/14/2021	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	394	393	396
Oak Parent, Inc. (5)	10/26/2023	5.50%	L+ 4.50	1.00%	Textiles, Apparel & Luxury Goods	1,367	1,357	1,375

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016
(dollar amounts in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
Omnitracs, LLC (5)	11/25/2020	4.75%	L+ 3.75	1.00%	Internet Software & Services	$992	$977	$1,002
Onex Carestream Finance LP (5)	6/7/2019	5.00%	L+ 4.00	1.00%	Health Care Equipment & Supplies	1,610	1,613	1,568
Opal Acquisition, Inc. (5)	11/27/2020	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	2,899	2,885	2,776
Ortho-Clinical Diagnostics Holdings Luxembourg S.À R.L. (3), (5)	6/30/2021	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	2,445	2,392	2,432
PAE Holding Corporation (5)	10/20/2022	6.50%	L+ 5.50	1.00%	Aerospace & Defense	571	560	577
Peabody Energy Corporation (3), (5), (9)	9/24/2020	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	771	647	755
PetSmart, Inc. (5)	3/11/2022	4.00%	L+ 3.00	1.00%	Specialty Retail	488	485	490
Plaskolite, LLC (5)	11/3/2022	5.75%	L+ 4.75	1.00%	Chemicals	920	914	924
Plaze, Inc. (5)	7/31/2022	5.25%	L+ 4.25	1.00%	Chemicals	824	823	828
PODS, LLC (5)	2/2/2022	4.50%	L+ 3.50	1.00%	Road & Rail	992	982	1,004
Power Buyer, LLC (5)	5/6/2020	4.25%	L+ 3.25	1.00%	Construction & Engineering	993	992	996
Presidio, Inc. (5)	2/2/2022	5.25%	L+ 4.25	1.00%	IT Services	1,281	1,281	1,297
Press Ganey Holdings, Inc. (5)	10/23/2023	4.25%	L+ 3.25	1.00%	Health Care Technology	400	398	403
PrimeLine Utility Services LLC (5)	11/14/2022	6.50%	L+ 5.50	1.00%	Construction & Engineering	1,107	1,098	1,111
ProAmpac PG Borrower LLC (5)	11/20/2023	5.00%	L+ 4.00	1.00%	Containers & Packaging	450	446	456
Quest Software US Holdings Inc. (5)	10/31/2022	7.00%	L+ 6.00	1.00%	Software	2,000	1,986	2,030
Quikrete Holdings, Inc. (5)	11/15/2023	4.00%	L+ 3.25	0.75%	Building Products	1,000	995	1,011
Rackspace Hosting, Inc. (5)	11/3/2023	4.50%	L+ 3.50	1.00%	Internet Software & Services	500	500	507
Ravago Holdings America, Inc. (5)	7/13/2023	5.00%	L+ 4.00	1.00%	Trading Companies & Distributors	498	493	504
Renaissance Learning, Inc. (5)	4/9/2021	4.50%	L+ 3.50	1.00%	Software	1,945	1,944	1,954
RGIS Services, LLC (5)	10/18/2017	5.50%	L+ 4.25	1.25%	Commercial Services & Supplies	1,506	1,504	1,393
Riverbed Technology, Inc. (5)	4/25/2022	4.25%	L+ 3.25	1.00%	Communications Equipment	1,975	1,975	1,992
Road Infrastructure Investment Holdings, Inc. (5)	6/13/2023	5.00%	L+ 4.00	1.00%	Chemicals	800	798	808
Scientific Games International, Inc. (3), (5)	10/1/2021	6.00%	L+ 5.00	1.00%	Hotels, Restaurants & Leisure	978	971	991
Sears Roebuck Acceptance Corp. (3), (5)	6/30/2018	5.50%	L+ 4.50	1.00%	Multiline Retail	977	970	940
Securus Technologies Holdings, Inc. (5)	4/30/2020	4.75%	L+ 3.50	1.25%	Diversified Telecommunications Services	1,866	1,850	1,859
Serta Simmons Bedding, LLC (5)	11/8/2023	4.50%	L+ 3.50	1.00%	Household Durables	2,000	1,990	2,025
Shearer's Foods, LLC (5)	6/30/2021	5.25%	L+ 4.25	1.00%	Food Products	495	491	497
Solera, LLC (3), (5)	3/3/2023	5.75%	L+ 4.75	1.00%	Software	496	483	504
Sterigenics-Nordion Holdings, LLC (5)	5/16/2022	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	895	888	902
STS Operating, Inc. (5)	2/12/2021	4.75%	L+ 3.75	1.00%	Trading Companies & Distributors	1,906	1,914	1,849
Surgery Center Holdings, Inc. (3), (5)	11/3/2020	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	1,960	1,954	1,980
Syniverse Holdings, Inc. (5)	4/23/2019	4.00%	L+ 3.00	1.00%	Wireless Telecommunication Services	1,466	1,444	1,288

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016
(dollar amounts in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
TCH-2 Holdings, LLC (5)	5/6/2021	5.50%	L+ 4.50	1.00%	Internet Software & Services	$543	$527	$545
Thermasys Corp. (5)	5/3/2019	5.25%	L+ 4.00	1.25%	Machinery	441	442	380
Travelport Finance (Luxembourg) S.à r.l. (3), (5)	9/2/2021	5.00%	L+ 4.00	1.00%	Internet Software & Services	1,918	1,902	1,940
Turbocombustor Technology, Inc. (5)	12/2/2020	5.50%	L+ 4.50	1.00%	Aerospace & Defense	3,395	3,376	3,106
U.S. Renal Care, Inc. (5)	12/30/2022	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	495	491	466
USI, Inc. (5)	12/27/2019	4.25%	L+ 3.25	1.00%	Insurance	1,819	1,828	1,832
VF Holding Corp. (5)	6/30/2023	4.25%	L+ 3.25	1.00%	Internet Software & Services	998	993	1,003
Weight Watchers International, Inc. (3), (5)	4/2/2020	4.07%	L+ 3.25	0.75%	Diversified Consumer Services	987	845	823
William Morris Endeavor Entertainment , LLC (5)	5/6/2021	5.25%	L+ 4.25	1.00%	Media	1,945	1,943	1,969
WP CPP Holdings, LLC (5)	12/28/2019	4.50%	L+ 3.50	1.00%	Aerospace & Defense	2,409	2,406	2,360
Total First Lien Floating Rate Loans						$190,535	$189,009	$188,098
Second Lien Floating Rate Loans — 11.3% of Net Assets
Advantage Sales & Marketing Inc. (5)	7/25/2022	7.50%	L+ 6.50	1.00%	Professional Services	$1,000	$995	$979
Ameriforge Group Inc. (6), (9)	12/21/2020	8.75%	L+ 7.50	1.25%	Energy Equipment & Services	500	444	79
Anchor Glass Container Corporation (5)	12/7/2024	8.75%	L+ 7.75	1.00%	Containers & Packaging	500	495	511
Applied Systems, Inc.	1/24/2022	7.50%	L+ 6.50	1.00%	Software	970	965	982
Asurion, LLC (5)	3/3/2021	8.50%	L+ 7.50	1.00%	Commercial Services & Supplies	1,000	991	1,019
Checkout Holding Corp. (5)	4/11/2022	7.75%	L+ 6.75	1.00%	Media	1,000	1,002	720
Del Monte Foods, Inc. (3), (5)	8/18/2021	8.45%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,154
Jazz Acquisition, Inc. (5)	6/19/2022	7.75%	L+ 6.75	1.00%	Aerospace & Defense	1,250	1,254	1,061
Jonah Energy LLC (5), (6)	5/12/2021	7.50%	L+ 6.50	1.00%	Oil, Gas & Consumable Fuels	500	495	475
Mitchell International, Inc. (5)	10/11/2021	8.50%	L+ 7.50	1.00%	Software	750	710	746
NVA Holdings, Inc. (5)	8/14/2022	8.00%	L+ 7.00	1.00%	Health Care Providers & Services	1,500	1,507	1,506
ProAmpac PG Borrower LLC (5)	11/18/2024	9.50%	L+ 8.50	1.00%	Containers & Packaging	500	493	503
Ranpak Corp. (5)	10/3/2022	8.25%	L+ 7.25	1.00%	Containers & Packaging	1,375	1,374	1,341
Sedgwick Claims Management Services, Inc. (5)	2/28/2022	6.75%	L+ 5.75	1.00%	Insurance	2,500	2,417	2,503
Solenis International, L.P. (5)	7/31/2022	7.75%	L+ 6.75	1.00%	Chemicals	500	498	493
U.S. Renal Care, Inc. (5)	12/29/2023	9.00%	L+ 8.00	1.00%	Health Care Providers & Services	1,000	987	890
WP CPP Holdings, LLC (5)	4/30/2021	8.75%	L+ 7.75	1.00%	Aerospace & Defense	492	500	467
Total Second Lien Floating Rate Loans						$16,837	$16,626	$15,429
CLO Equity — 30.2% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (6)	4/15/2025	11.02%				$5,900	$4,056	$3,480
Apidos CLO XVIII, Income Notes (3), (4), (6)	7/22/2026	10.08%				2,500	1,769	1,450
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	4/17/2026	5.81%				4,750	3,508	2,605
Avery Point II CLO, Limited, Income Notes (3), (4), (6)	7/17/2025	—%				3,200	1,903	1,101

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016
(dollar amounts in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity (continued) — 30.2% of Net Assets
Babson 2015-1, Income Notes (3), (4), (6)	4/20/2027	16.74%				$2,500	$1,920	$1,811
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	4/15/2027	1.79%				2,500	1,903	1,278
Blue Hill CLO, Ltd., Subordinated Notes (3), (4), (6)	1/15/2026	—%				5,400	3,910	1,636
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4), (6)	1/15/2026	—%				100	63	58
Carlyle Global Market Strategies CLO 2015-3, Ltd., Subordinated Notes (3), (4), (6)	7/28/2028	20.55%				3,000	2,307	2,456
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	7/23/2025	19.36%				4,675	3,212	2,801
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/2025	18.20%				2,750	2,012	1,677
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/2025	22.98%				2,500	1,440	1,368
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (6)	4/18/2026	15.60%				5,250	3,405	2,954
Dryden 38 Senior Loan Fund, Subordinated Notes (3), (4), (6), (7)	7/15/2027	17.80%				3,000	2,423	2,456
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/17/2025	4.28%				2,750	1,893	1,479
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4), (6)	4/18/2026	2.28%				3,750	2,680	1,466
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/2024	14.24%				1,000	660	636
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	4/15/2026	13.95%				3,000	2,334	2,140
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/2025	15.43%				3,410	2,056	1,937
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	1/15/2024	0.61%				5,500	3,328	1,805
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	8/12/2026	5.64%				2,500	1,850	1,383
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (6)	4/18/2026	17.49%				5,050	3,698	3,352
Total CLO Equity						$74,985	$52,330	$41,329
Common Equity — 0.0% of Net Assets
New Millennium Holdco, Inc. (9,446 shares) (5), (6), (10)						$—	$—	$16
Total Common Equity						$—	$—	$16
Total Non-Control/Non-Affiliate Investments — 179.0% of net assets						$282,357	$257,965	$244,872
Liabilities in Excess of Other Assets — (79.0%)								(108,083)
Net Assets — 100.0%								$136,789

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of December 31, 2016. For each CLO investment we have provided the accounting yield as of December 31, 2016 determined using the effective interest method that will be applied to the current amortized cost of the investment in the following quarter. See Note 2 in this Annual Report on Form 10-K regarding the recognition of Investment Income on CLOs.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically LIBOR or PRIME, and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016
(dollar amounts in thousands)

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2016, qualifying assets represented 76% of total assets.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	Assets are held at ACSF Funding and are pledged as collateral for the Credit Facility.

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)	All or a portion of this position has not settled as of December 31, 2016.

(8)	Debt investment has an unused loan commitment of $81.5.

(9)
Investment has been placed on non-accrual as of December 31, 2016. All subsequent cash received from investment will be used to reduce its cost basis until the investment is placed back on accrual status or the remaining cost basis has been collected.

(10)	Common stock is non-income producing.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015
(dollar amounts in thousands)

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
(dollar amounts in thousands)

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
(dollar amounts in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —143.8% of Net Assets
Landmark Aviation FBO Canada, Inc. (3), (5)	10/25/2019	4.75%	L+ 3.75	1.00%	Aerospace & Defense	$75	$75	$75
Landslide Holdings, Inc. (5)	2/25/2020	5.00%	L+ 4.00	1.00%	Software	983	979	963
Language Line, LLC (5)	7/7/2021	6.50%	L+ 5.50	1.00%	Commercial Services & Supplies	956	947	953
Learning Care Group (US) No. 2 Inc. (5)	5/5/2021	5.00%	L+ 4.00	1.00%	Diversified Consumer Services	1,016	1,016	1,012
Leonardo Acquisition Corp. (5)	1/29/2021	4.25%	L+ 3.25	1.00%	Internet & Catalog Retail	2,940	2,950	2,930
Life Time Fitness, Inc. (5)	6/10/2022	4.25%	L+ 3.25	1.00%	Hotels, Restaurants & Leisure	498	495	486
LM U.S. Member LLC (5)	10/25/2019	4.75%	L+ 3.75	1.00%	Aerospace & Defense	1,895	1,902	1,889
Mallinckrodt International Finance S.A. (3), (5), (7)	3/19/2021	3.25%	L+ 2.50	0.75%	Pharmaceuticals	570	532	555
Mitchell International, Inc. (5), (7)	10/13/2020	4.50%	L+ 3.50	1.00%	Software	2,401	2,411	2,283
Moneygram International, Inc. (3), (5)	3/27/2020	4.25%	L+ 3.25	1.00%	IT Services	602	571	552
National Financial Partners Corp. (5)	7/1/2020	4.50%	L+ 3.50	1.00%	Insurance	2,466	2,480	2,376
New Millennium Holdco, Inc. (5)	12/21/2020	7.50%	L+ 6.50	1.00%	Health Care Providers & Services	323	323	299
Onex Carestream Finance LP (5)	6/7/2019	5.00%	L+ 4.00	1.00%	Health Care Equipment & Supplies	1,708	1,713	1,547
Opal Acquisition, Inc. (5)	11/27/2020	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	2,934	2,917	2,453
Ortho-Clinical Diagnostics Holdings Luxembourg S.À R.L. (3), (5)	6/30/2021	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	1,970	1,968	1,682
P2 Lower Acquisition, LLC (5)	10/22/2020	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,895	1,890	1,876
Peabody Energy Corporation (3), (5)	9/24/2020	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	990	903	475
PetSmart, Inc. (5)	3/11/2022	4.25%	L+ 3.25	1.00%	Specialty Retail	995	991	971
Phillips-Medisize Corporation (5)	6/16/2021	4.75%	L+ 3.75	1.00%	Health Care Equipment & Supplies	1,208	1,207	1,181
Plaskolite, LLC (5)	11/3/2022	5.75%	L+ 4.75	1.00%	Chemicals	550	545	547
Plaze, Inc. (5)	7/31/2022	5.25%	L+ 4.25	1.00%	Chemicals	832	831	828
Presidio, Inc. (5)	2/2/2022	5.25%	L+ 4.25	1.00%	IT Services	1,340	1,340	1,311
PrimeLine Utility Services LLC (5)	11/14/2022	6.50%	L+ 5.50	1.00%	Construction & Engineering	1,000	990	993
Quikrete Holdings, Inc. (5)	9/28/2020	4.00%	L+ 3.00	1.00%	Constructions Materials	2,086	2,093	2,066
RCHP, Inc. (5)	4/23/2019	6.00%	L+ 5.00	1.00%	Health Care Providers & Services	1,970	1,957	1,947
Renaissance Learning, Inc. (5)	4/9/2021	4.50%	L+ 3.50	1.00%	Software	1,965	1,964	1,887
RGIS Services, LLC (5)	10/18/2017	5.50%	L+ 4.25	1.25%	Commercial Services & Supplies	2,931	2,923	2,089
Riverbed Technology, Inc. (5)	4/25/2022	6.00%	L+ 5.00	1.00%	Communications Equipment	993	988	990
Scientific Games International, Inc. (3), (5)	10/1/2021	6.00%	L+ 5.00	1.00%	Hotels, Restaurants & Leisure	988	979	903
Sears Roebuck Acceptance Corp. (3), (5)	6/30/2018	5.50%	L+ 4.50	1.00%	Multiline Retail	987	976	931
Securus Technologies Holdings, Inc. (5)	4/30/2020	4.75%	L+ 3.50	1.25%	Diversified Telecommunications Services	1,885	1,864	1,371
Shearer's Foods, LLC (5), (7)	6/30/2021	5.25%	L+ 4.25	1.00%	Food Products	500	495	494

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
(dollar amounts in thousands)

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
(dollar amounts in thousands)

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
(dollar amounts in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity (continued) —31.3% of Net Assets
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	1/15/2024	9.49%				$5,500	$3,924	$2,790
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	8/12/2026	10.46%				2,500	2,121	1,548
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (3), (4), (6)	4/18/2026	13.54%				4,000	3,237	2,304
Total CLO Equity						$70,935	$55,599	$36,854
Common Equity —0% of Net Assets
New Millennium Holdco, Inc. (9,446 shares) (5), (6), (9)						$—	$—	$47
Total Common Equity						$—	$—	$47
Total Non-Control/Non-Affiliate Investments — 194.2% of net assets						$278,320	$261,875	$229,056
Liabilities in Excess of Other Assets — (94.2%)								(111,127)
Net Assets — 100.0%								$117,929

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of December 31, 2015. For each CLO investment we have provided the accounting yield as of December 31, 2015 determined using the effective interest method that will be applied to the current amortized cost of the investment as adjusted for credit impairments, if any, in the following quarter. See Note 2 in this Annual Report on Form 10-K regarding the recognition of Investment Income on CLOs.

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

(8)
Investment has been placed on non-accrual as of December 31, 2015. All subsequent cash received from investment will be used to reduce its cost basis until the investment is placed back on accrual status or the remaining cost basis has been collected.

(9)	Common stock is non-income producing.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Organization
American Capital Senior Floating, Ltd. (which is referred to as “ACSF”, “we”, “us” and “our”) was organized in February 2013 as a Maryland corporation and commenced operations on October 15, 2013. We are structured as an externally managed, non-diversified closed-end investment management company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “1940 Act”). On November 14, 2013, we formed a wholly owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company (“ACSF Funding”).
In January 2014, we completed an initial public offering (“IPO”) of 10,000,000 shares of common stock at the public offering price of $15.00 per share for gross proceeds of $150,000. Upon completion of the IPO, we became externally managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect subsidiary of American Capital Asset Management, LLC (“ACAM”), which was a wholly owned portfolio company of American Capital, Ltd. (“American Capital”). See “Note 13 — Subsequent Events”. Prior to the completion of our IPO, we were wholly owned by ACAM. Following completion of the IPO, ACAM owned approximately 3% of our outstanding common stock, the maximum amount permissible under the 1940 Act. In conjunction with the IPO, our Prior Manager paid underwriting commissions of $7,952. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF”. We have elected to be treated as a BDC under the 1940 Act and to be taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Investment Objective
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Prior Manager actively managed our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”), which are commonly referred to as leveraged loans. We also invest in equity tranches of collateralized loan obligations (“CLOs”), which are securitized vehicles collateralized primarily by SFRLs, and we may invest in debt tranches of CLOs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of SFRL positions previously held by us.
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
The consolidated financial statements include our accounts and those of our wholly owned subsidiary, ACSF Funding. Intercompany accounts and transactions have been eliminated in consolidation. The accounts of ACSF Funding are prepared for the same reporting period as ours using consistent accounting policies.
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
As of December 31, 2016 and 2015, all of our investments were Non-Control/Non-Affiliate investments.
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
Realized Gain or Loss and Unrealized Appreciation or Depreciation
Realized gain or loss from an investment is recorded at the time of disposition and calculated using the weighted average cost method. Unrealized appreciation or depreciation reflects the changes in fair value of investments as determined in compliance with the valuation policy as discussed in “Note 6 — Investments”.
Income Taxes
As a RIC under Subchapter M of the Code, we are not subject to U.S. federal income tax on the portion of our taxable income distributed to our stockholders as a dividend. We intend to distribute 100% of our taxable income and therefore do not anticipate incurring corporate-level U.S. federal or state income tax. As a RIC, we are also subject to a nondeductible federal excise tax if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, and any recognized and undistributed taxable income from prior years.
ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or provision in the current year. Determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the 12 months from December 31, 2016.
If we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of December 31, 2016 we had two loans on non-accrual status and, as of December 31, 2015, we had one loan on non-accrual status.
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
Deferred Financing Costs
Deferred financing costs represent fees and other direct expenses incurred in connection with the issuance of debt. These costs are capitalized and amortized using the effective yield method into interest expense over the estimated average life of the borrowings.
Offering Costs
Offering costs consist of fees and expenses incurred in connection with the issuance of common stock including legal, accounting, printing and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction to offering proceeds when the offering becomes effective. The underwriting commissions associated with our IPO in January 2014 were paid for by our Prior Manager and were not reflected as a reduction to capital at the time of the IPO. There were $844 of offering costs charged to capital during the year ended December 31, 2014.
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
Note 3. Management Agreement
Prior to January 3, 2017 we were managed by our Prior Manager pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). See “Note 13 — Subsequent Events” for additional information.
Our Prior Manager received a management fee from us that was payable quarterly in arrears. The management fee was calculated at an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There was no incentive compensation paid to our Prior Manager. For the years ended December 31, 2016, 2015 and 2014, we recognized management fees of $2,045, $2,236 and $2,186, respectively. The management fees accrued and payable for 2016 remain unpaid and are recorded as a liability on our Consolidated Statement of Assets and Liabilities.
Pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO in January 2014 (the “Expense Cap”). Operating expenses that were subject to this reimbursement included both (i) our operating expenses reimbursed to our Prior Manager and its affiliates for the expenses related to our operations incurred on our behalf and (ii) our operating expenses directly incurred by us excluding the management fee, interest costs, taxes and accrued costs and fees related to actual, pending or threatened litigation, each as determined under GAAP for the most recently completed fiscal quarter. As a result of the Expense Cap, any reimbursements to our Prior Manager and its affiliates could be reduced or eliminated, and in certain instances, our Prior Manager could be required to reimburse us so that our other expenses do not exceed the Expense Cap. Our Prior Manager voluntarily extended the Expense Cap until the date of our 2016 Annual Meeting of Stockholders, which occurred on December 16, 2016 (“2016 Annual Meeting”). In connection with the 2016 Annual Meeting, ACSF submitted to a vote of stockholders an amendment and restatement of the Prior Management Agreement which would have (i) extended the Expense Cap through December 31, 2020, (ii) subject to the Expense Cap, provided for reimbursement by us to our Prior Manager for certain compensation expenses related to legal, compliance and internal audit personnel of our Prior Manager and its affiliates who provided services to us necessary for our operations that were not required to be provided by our Prior Manager under the Prior Management Agreement and (iii) made certain other immaterial changes (collectively, the “Proposal”). ACSF failed to obtain the requisite votes to approve the Proposal, which occurred on January 3, 2017, thus the Expense Cap was again voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement. The Expense Cap expired on January 3, 2017. For the years ended December 31, 2016, 2015 and 2014, our Prior Manager was responsible for $1,274, $899, and $1,001, respectively, of operating expenses as a result of the Expense Cap.
Note 4. Related Party Transactions
Administrative Services Agreement
Our Prior Manager had entered into an administrative services agreement whereby our Prior Manager had agreed to reimburse American Capital and its affiliates for certain expenses incurred on our behalf. Pursuant to our Prior Management Agreement, we were responsible for reimbursing our Prior Manager, American Capital and its affiliates for expenses incurred on

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

our behalf, excluding employment-related expenses of our and our Prior Manager’s officers and any employees of American Capital or its affiliates who provided services to us pursuant to the management agreement or to our Prior Manager pursuant to the administrative services agreement. In addition, our Prior Manager or one of its affiliates may have paid for or incurred certain expenses and then allocated these expenses to us. For the years ended December 31, 2016, 2015 and 2014, we recognized $778, $937, and $970, respectively, of expenses that were reimbursable to our Prior Manager and its affiliates.
Securities Transactions
We may, from time to time, purchase securities from, or sell securities to affiliates of our Manager at fair value on the trade date. During the year ended December 31, 2016, there were $1,729 in purchases of securities from affiliates of our Prior Manager. During the year ended December 31, 2014, total proceeds from sales to affiliates of our Prior Manager were $20,521.
See “Note 3 — Management Agreement”, “Note 8 — Taxes” and “Note 13 — Subsequent Events” for additional related party transactions.
Note 5. Net Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Numerator—Net Earnings (Loss)	$30,500	$(14,665)	$3,789
Denominator—weighted average shares (1)	10,000,100	10,000,100	10,000,100
Net Earnings (Loss) per share	$3.05	$(1.47)	$0.38

(1)	Assumes the 10,000,000 common shares issued in our IPO on January 22, 2014 were issued on January 1, 2014.
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
The valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Our SFRLs are predominately valued based on evaluated prices from a nationally recognized independent pricing service or from third-

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

party brokers who make markets in such debt investments. When possible, we make inquiries of third-party pricing sources to understand their use of significant inputs and assumptions. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range and dispersion of third-party estimates, frequency of pricing updates, comparison of recent trade activity for similar securities, and review for consistency with market conditions observed as of the measurement date.
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
The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$188,098	$—	$188,098	$—
Second lien floating rate loans	15,429	—	14,875	554
CLO equity	41,329	—	—	41,329
Equity	16	—	—	16
Total Investments	$244,872	$—	$202,973	$41,899

	December 31, 2015
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$169,580	$—	$169,580	$—
Second lien floating rate loans	22,575	—	22,216	359
CLO equity	36,854	—	—	36,854
Equity	47	—	—	47
Total Investments	$229,056	$—	$191,796	$37,260

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2016 as well as the portion of net unrealized appreciation (depreciation) for the year ended December 31, 2016 related to those assets still held as of December 31, 2016:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Total
Beginning Balance – December 31, 2015	$—	$359	$36,854	$47	$37,260
Purchases	—	—	4,592	—	4,592
Sales	—	—	(1,796)	—	(1,796)
Repayments (1)	—	(45)	(13,187)	—	(13,232)
Amortization of discount/premium (2)	—	1	6,782	—	6,783
Transfers out (3)	—	—	—	—	—
Transfers in (3)	—	—	—	—	—
Net realized gains	—	—	341	—	341
Net unrealized appreciation (depreciation)	—	239	7,743	(31)	7,951
Ending Balance – December 31, 2016	$—	$554	$41,329	$16	$41,899
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held as of December 31, 2016	$—	$239	$7,743	$(31)	$7,951

(1)	Includes total cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period.

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2015 as well as the portion of net unrealized depreciation for the year ended December 31, 2015 related to those assets still held as of December 31, 2015:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Total
Beginning Balance – December 31, 2014	$5,678	$3,240	$51,577	$—	$60,495
Purchases	—	—	10,636	—	10,636
Sales	—	—	(2,282)	—	(2,282)
Repayments (1)	(11)	(11)	(13,626)	—	(13,648)
Amortization of discount/premium (2)	2	—	7,330	—	7,332
Transfers out (3)	(6,892)	(3,240)	—	—	(10,132)
Transfers in (3)	1,249	898	—	—	2,147
Net realized gains	—	—	278	—	278
Net unrealized depreciation	(26)	(528)	(17,059)	47	(17,566)
Ending Balance – December 31, 2015	$—	$359	$36,854	$47	$37,260
Net change in unrealized depreciation reported within the net change in unrealized depreciation on investments in our consolidated statement of operations attributable to our Level 3 assets still held as of December 31, 2015	$—	$(557)	$(16,844)	$47	$(17,354)

(1)	Includes total cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments.

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

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of December 31, 2016:

				Range
	Fair Value as of December 31, 2016	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
Second lien floating rate loans	$554	Third-party vendor pricing service	Bid/Ask	16%	95%	84%
CLO equity	41,329	Discounted Cash Flow	Discount rate Prepayment rate Default rate	11.7% 25.0% 2.2%	26.7% 25.0% 2.7%	17.0% 25.0% 2.4%
Equity	16	Third-party vendor pricing service	Bid/Ask	$2	$2	$2
Total	$41,899
The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of December 31, 2015:

				Range
	Fair Value as of December 31, 2015	Valuation Techniques/ Methodology	Unobservable Inputs	Minimum	Maximum	Weighted Average
Second lien floating rate loans	$359	Third-party vendor pricing service	Bid/Ask	8%	64%	57%
CLO equity	36,854	Discounted Cash Flow	Discount rate Prepayment rate Default rate	16.5% 30.0% 1.5%	29.0% 33.3% 1.7%	21.3% 30.2% 1.6%
Equity	47	Third-party vendor pricing service	Bid/Ask	$5	$5	$5
Total	$37,260
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
We use the Global Industry Classification Standard (“GICS®”) for classifying the industry groupings of our SFRL investments. The GICS® was developed by MSCI, an independent provider of global indexes and benchmark-related products and services, and Standard & Poor’s, an independent international financial data and investment services company and provider of global equity indexes. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total Senior Floating Rate Loans as of December 31, 2016 and 2015. The investments in CLOs are excluded from the table below.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Software	11.9%	11.6%
Health Care Providers & Services	11.2%	9.2%
Media	7.8%	7.7%
Insurance	6.5%	5.2%
Commercial Services & Supplies	5.5%	4.6%
Aerospace & Defense	4.6%	6.6%
Hotels, Restaurants & Leisure	4.2%	3.7%
Containers & Packaging	3.9%	2.4%
Professional Services	3.0%	2.7%
Food Products	2.9%	2.2%
Internet Software & Services	2.7%	1.0%
Capital Markets	2.3%	2.6%
Trading Companies & Distributors	2.1%	1.5%
Textiles, Apparel & Luxury Goods	2.1%	1.7%
Chemicals	1.8%	2.2%
Building Products	1.8%	1.1%
Diversified Telecommunications Services	1.7%	1.4%
Household Products	1.6%	0.5%
Diversified Consumer Services	1.6%	2.4%
Oil, Gas & Consumable Fuels	1.3%	0.4%
Health Care Equipment & Supplies	1.2%	1.9%
Machinery	1.2%	1.9%
Food & Staples Retailing	1.2%	2.3%
Independent Power and Renewable Electricity Producers	1.2%	1.4%
Life Sciences Tools & Services	1.2%	1.7%
Construction & Engineering	1.0%	1.2%
Technology Hardware, Storage & Peripherals	1.0%	1.3%
Household Durables	1.0%	—%
Communications Equipment	1.0%	1.5%
Specialty Retail	1.0%	0.5%
IT Services	0.9%	2.7%
Electrical Equipment	0.9%	1.0%
Diversified Financial Services	0.5%	1.0%
Internet & Catalog Retail	0.3%	1.5%
Transportation Infrastructure	—%	1.5%
Construction Materials	—%	1.1%
Other	5.9%	6.8%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

Note 7. Debt
Revolving Credit Facility
On October 15, 2013, we entered into a revolving credit facility with ACAM (the “ACAM Facility”) which provided up to $200,000 (comprised of Loan A and Loan B tranches) to finance eligible investments, working capital expenses and general corporate requirements. Under the ACAM Facility, we were able to draw up to $180,000 under Loan A and up to $20,000 under Loan B at any one time. Any amounts drawn on Loan A had a fixed interest rate of 4.75% per annum and any amounts drawn on Loan B had a fixed interest rate of 7.25% per annum, with all interest paid upon maturity of the ACAM Facility. The ACAM Facility matured on the closing date of our IPO. On January 22, 2014, we repaid the ACAM Facility in full plus accrued interest and terminated it. For the year ended December 31, 2014, we incurred interest expense of $568 on the ACAM Facility.
Secured Revolving Credit Facility
On October 29, 2015, ACSF Funding amended and restated its secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) to extend the maturity date from December 18, 2015 to December 18, 2018, decrease the commitment amount from $140,000 to $135,000 and eliminate the commitment fee rate when the facility is at least 90% utilized. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of December 31, 2016 and 2015, the fair value of the assets pledged as collateral in ACSF Funding were $207,827 and $187,895, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a sufficient borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended. Following the amendment to the Credit Facility on October 29, 2015, if ACSF Funding terminates the commitment amount in whole or in part prior to December 18, 2017, ACSF Funding will be required to pay a make-whole fee equal to the sum of the present values of all future spread amounts that would have been payable in respect of the total commitments (or terminated portion thereof) during the period from the termination date through December 18, 2017.
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
As of December 31, 2016, there was $104,900 outstanding under the Credit Facility which had a fair value of $104,900 and an interest rate of 2.29%. As of December 31, 2015, there was $110,200 outstanding under the Credit Facility which had a fair value of $110,200 and an interest rate of 2.02%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of December 31, 2016, ACSF Funding was in compliance in all material respects with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.
For the year ended December 31, 2016, we incurred interest expense and commitment fees of $2,289 and $271, respectively, on the Credit Facility. For the year ended December 31, 2015, we incurred interest expense and commitment fees of $2,518 and $111, respectively, on the Credit Facility. For the year ended December 31, 2014, we incurred interest expense and commitment fees of $2,433 and $54, respectively, on the Credit Facility.
Note 8. Taxes
Tax Sharing Agreement
For the period prior to our IPO, during which we were treated as a taxable corporation under Subchapter C of the Code (“C corporation”) for tax purposes, we had a tax sharing agreement with American Capital and other members of its consolidated tax group, under which such members bore their full share of their individual tax obligation and members were compensated for their losses and other tax benefits that were able to be used by other members of the consolidated tax group based on their pro-forma stand-alone federal income tax return. For the years ended December 31, 2015 and 2014, we recognized $(24) and $279, respectively, of federal and state tax expense related to our operations prior to our IPO.

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
In order to qualify as a RIC for U.S. federal income tax purposes, we must meet certain annual distribution requirements, source of income tests and asset diversification rules. We were in compliance with the RIC requirements as of December 31, 2016.
As of December 31, 2016, we had approximately $3,244, of estimated undistributed taxable income. We intend to distribute sufficient dividends, including dividends declared prior to the timely filing of our 2016 tax return and distributed by December 31, 2017, to eliminate our current year taxable income. As a result, no income tax provision has been provided in the financial statements other than the excise tax discussed below.
As a RIC, we are subject to a nondeductible U.S. federal excise tax of 4% on our undistributed “ordinary income” and “capital gain net income” (each as defined below) unless for each calendar year we distribute an amount equal to or greater than the sum of (a) 98% of our “ordinary income” (generally, our taxable income excluding net short-term and net long-term capital gains or losses for the calendar year), (b) 98.2% of our “capital gain net income” (including both net short-term and net long-term capital gains over capital losses) realized, subject to certain modifications, for the 12-month period ending October 31 of such calendar year, and (c) any income recognized, but not distributed, in the preceding years. For the year ended December 31, 2016, we recorded a federal excise benefit of $45. The $45 federal excise benefit was driven by the finalization of the 2015 tax return and actual versus accrued 2015 excise tax that resulted in a refund and partial reversal of the 2015 federal excise accrual. For the years ended December 31, 2015 and 2014, we accrued federal excise tax of $240 and $80, respectively.
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
GAAP/tax difference items that are permanent in nature are reclassified into paid-in capital. The following table provides the amount of reclassifications related to the permanent items for the tax year ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Increase in undistributed net investment income	$415	$356	$49
Decrease in accumulated net realized loss	(461)	(140)	(1,549)
Increase (decrease) in paid-in capital	$46	$(216)	$1,500
Under current law, net capital losses incurred by us during the current year and any future years can be carried forward indefinitely until they are utilized subject to certain loss limitation rules. As of December 31, 2016, we have estimated net short term and long term capital loss carry forwards of $254 and $2,053, respectively. As of December 31, 2015, our estimated net short term and long term capital loss carry forwards were $370 and $473, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

As of December 31, 2016 and 2015, the components of tax basis undistributed earnings were as follows:

	2016	2015
Undistributed ordinary income	$3,244	$6,358
Undistributed long-term capital gains	—	—
Capital loss carry forwards	(2,307)	(843)
Net unrealized depreciation	(14,993)	(38,561)
Other temporary differences	(205)	(29)
Accumulated tax basis deficit	$(14,261)	$(33,075)
The unrealized appreciation (depreciation) on our investments in securities for federal income tax purposes as of December 31, 2016 and 2015 was as follows:

	2016	2015
Gross unrealized appreciation	$2,218	$110
Gross unrealized depreciation	(17,211)	(38,671)
Tax basis net unrealized depreciation	$(14,993)	$(38,561)

Tax basis of investments	$259,864	$267,617
The tax character of distributions paid during the year ended December 31, 2016 and 2015 was as follows:

	2016	2015
Ordinary income	$11,640	$11,630
Long-term capital gains	$—	$—
Return of capital	$—	$—
During the period in which we were taxable as a C corporation, we were part of American Capital’s federal consolidated tax group, including its federal tax fiscal year ending September 30, 2014, which remains subject to examination by the Internal Revenue Service (“IRS”).
ACSF Funding is a wholly owned limited liability company and is treated as a disregarded entity for federal income tax purposes.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

Note 9. Consolidated Financial Highlights

	Year Ended December 31,
	2016	2015	2014
Per Share Data (1):
Net asset value, beginning of period (2)	$11.79	$14.42	$15.00
Net investment income	1.18	1.27	1.09
Net loss on investments	1.87	(2.74)	(0.71)
Net Earnings (Loss)	3.05	(1.47)	0.38
Capital contribution (3)	—	—	0.06
Accretion (4)	—	—	0.09
Offering costs related to public offering	—	—	(0.08)
Distributions to stockholders	(1.16)	(1.16)	(1.03)
Net asset value, end of period	$13.68	$11.79	$14.42
Per share market value, end of period	$11.90	$9.83	$12.11
Total return based on market value (5)	35.33%	(10.75)%	(12.90)%
Total return based on net asset value (5)	29.71%	(10.10)%	3.73%
Ratios to Average Net Assets:
Net investment income	9.43%	9.05%	7.54%
Operating expenses (6)	2.41%	2.40%	2.30%
Interest and related expenses	2.12%	2.12%	2.39%
Total expenses (6)	4.53%	4.52%	4.69%
Supplemental Data:
Net assets, end of period	$136,789	$117,929	$144,235
Shares outstanding, end of period	10,000,100	10,000,100	10,000,100
Average debt outstanding	$99,487	$124,434	$130,984
Asset coverage per unit, end of period (7)	$2,304	$2,071	$2,109
Portfolio turnover ratio	41.57%	40.67%	53.80%

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

(3)
Capital contribution from our Prior Manager for $574 of federal taxes due on the Net Built-in Gain on investments as a result of tax conversion to a RIC at the time of the IPO was treated as a deemed contribution for the year ended December 31, 2014 and $(11), which rounds to zero, was treated as a deemed distribution for the year ended December 31, 2015.

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

(6)
The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Expense Cap. Excluding the reimbursement from the Expense Cap, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.43% and 5.55%, respectively, for the year ended December 31, 2016. Excluding the reimbursement from the Expense Cap, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.04% and 5.16%, respectively, for the year ended December 31, 2015. Excluding the reimbursement from the Expense Cap, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 2.99% and 5.38%, respectively, for the year ended December 31, 2014.

(7)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated on our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by the senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the asset coverage per unit.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

The following is a schedule of financial highlights for the period from October 15, 2013 (commencement of operations) to December 31, 2013:

Total return (1)	101,530%
Net investment income to average net assets (2)	209%
Expenses to average net assets (2)	745%

(1)	Total return is not annualized.

(2)	Recurring income and expense items are annualized, one-time expenses such as organizational costs are not annualized.
Note 10. Capital Transactions
The following table details the common share transactions that occurred during the years ended December 31, 2016 and 2015:

	2016		2015
	Shares	Amount	Shares	Amount (1)
Common shares outstanding - beginning of period	10,000,100	$151,231	10,000,100	$151,231
Distribution for taxes waived	—	—	—	(11)
Permanent differences reclassified (see Note 8)	—	—	—	11
Common shares outstanding - end of period	10,000,100	$151,231	10,000,100	$151,231

(1)	Includes amount reflected in common stock, par value and paid-in capital in excess of par.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

The table below details the distributions to stockholders declared on our shares of common stock for the fiscal years ended December 31, 2016 and 2015:

Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 19, 2015	March 27, 2015	March 31, 2015	April 6, 2015	$0.29	$2,900
March 19, 2015	April 17, 2015	April 21, 2015	May 4, 2015	$0.097	$970
May 4, 2015	May 20, 2015	May 22, 2015	June 2, 2015	$0.097	$970
May 4, 2015	June 17, 2015	June 19, 2015	July 2, 2015	$0.097	$970
May 4, 2015	July 22, 2015	July 24, 2015	August 4, 2015	$0.097	$970
August 3, 2015	August 19, 2015	August 21, 2015	September 2, 2015	$0.097	$970
August 3, 2015	September 18, 2015	September 22, 2015	October 2, 2015	$0.097	$970
August 3, 2015	October 21, 2015	October 23, 2015	November 3, 2015	$0.097	$970
November 2, 2015	November 18, 2015	November 20, 2015	December 2, 2015	$0.097	$970
November 2, 2015	December 22, 2015	December 24, 2015	January 5, 2016	$0.097	$970
November 2, 2015	January 20, 2016	January 22, 2016	February 2, 2016	$0.097	$970
Total declared for 2015				$1.26	$12,600
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
May 2, 2016	May 19, 2016	May 23, 2016	June 2, 2016	$0.097	$970
May 2, 2016	June 21, 2016	June 23, 2016	July 5, 2016	$0.097	$970
May 2, 2016	July 19, 2016	July 21, 2016	August 2, 2016	$0.097	$970
August 3, 2016	August 19, 2016	August 23, 2016	September 2, 2016	$0.097	$970
August 3, 2016	September 20, 2016	September 22, 2016	October 4, 2016	$0.097	$970
August 3, 2016	October 19, 2016	October 21, 2016	November 2, 2016	$0.097	$970
November 4, 2016	November 18, 2016	November 22, 2016	December 2, 2016	$0.097	$970
November 4, 2016	December 21, 2016	December 23, 2016	January 5, 2017	$0.097	$970
November 4, 2016	January 19, 2017	January 23, 2017	February 2, 2017	$0.097	$970
Total declared for 2016				$1.16	$11,640
Note 11. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of December 31, 2016 and 2015.
Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. We do not report the unused portion of these commitments on our Consolidated Statements of Assets and Liabilities. As of December 31, 2016, we had $81.5 of outstanding unused loan commitments. We did not engage in any off-balance sheet activity in 2015.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Data (unaudited)
The following tables present our quarterly financial information for the fiscal years ended December 31, 2016 and 2015:

Quarter Ended	Investment Income		Net Investment Income		Net Gain (Loss) on Investments		Earnings (Loss)
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2016	$4,364	$0.44	$2,844	$0.28	$4,871	$0.49	$7,715	$0.77
September 30, 2016	$4,589	$0.46	$3,108	$0.31	$7,241	$0.72	$10,349	$1.03
June 30, 2016	$4,272	$0.43	$2,968	$0.30	$7,300	$0.73	$10,268	$1.03
March 31, 2016	$4,345	$0.43	$2,878	$0.29	$(710)	$(0.07)	$2,168	$0.22

December 31, 2015	$4,637	$0.46	$3,066	$0.31	$(17,483)	$(1.75)	$(14,417)	$(1.44)
September 30, 2015	$4,987	$0.50	$3,344	$0.33	$(10,542)	$(1.05)	$(7,198)	$(0.72)
June 30, 2015	$4,880	$0.49	$3,220	$0.32	$(61)	$(0.01)	$3,159	$0.31
March 31, 2015	$4,741	$0.47	$3,060	$0.31	$731	$0.07	$3,791	$0.38
Note 13. Subsequent Events
On January 3, 2017, Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of Ares Capital Corporation, was appointed as our new investment adviser. Additionally, on January 3, 2017, we entered into an interim management agreement with IHAM pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was terminated in accordance with its terms on January 3, 2017. The Interim Management Agreement will remain in effect until the earlier of (a) the date a new management agreement is approved by our stockholders and (b) June 3, 2017, unless terminated earlier by ACSF or IHAM. Consistent with Rule 15a-4 of the 1940 Act, the Interim Management Agreement provides that IHAM will be compensated for serving as ACSF’s investment adviser at the same rate as in the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, with no incentive fee. In addition, the Expense Cap expired on January 3, 2017. See “Note 3 — Management Agreement” for additional information.
On February 3, 2017, we declared a monthly cash distribution to stockholders of $0.097 per share for each of February, March and April 2017, respectively. The monthly cash distributions will be paid to common stockholders of record as set forth in the table below:

	Distribution per Share	Record Date	Ex-Dividend Date	Payment Date
February 2017	$0.097	February 17, 2017	February 15, 2017	March 2, 2017
March 2017	$0.097	March 23, 2017	March 21, 2017	April 4, 2017
April 2017	$0.097	April 20, 2017	April 18, 2017	May 2, 2017

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
Pursuant to our Charter and Bylaws, common stockholders elect each of the members of our Board annually. We believe that all of our directors possess the personal and professional qualifications necessary to serve as a member of our Board. Our directors have been evaluated by the Compensation and Corporate Governance Committee pursuant to its guidelines and the determination was made that each of them fulfills and exceeds the qualities that we look for in members of our Board. Other than Mr. Braddish, each of the directors is independent as defined in the NASDAQ rules and is not an “interested person,” as defined in the 1940 Act.
The information set forth below is as of March 7, 2017, with respect to each of our directors.
Interested Directors
Kevin R. Braddish, 57, has served as a director of and the President and Chief Executive Officer of the Company since 2017. Mr. Braddish is President of IHAM, where he has been employed since July 2010. Additionally, he is a Partner in the Ares Credit Group and a member of the IHAM Investment Committee. Prior to joining Ares in 2010, Mr. Braddish was a Founder and Chief Investment Officer of Emporia Capital Management, LLC. Previously, Mr. Braddish was a Managing Director and Group Head for Commercial Lending at PB Capital, where he focused on portfolio management. In addition, he was Managing Director of the Leveraged Finance Group, where he focused on the unit’s origination, underwriting and syndication of middle market loans to private equity groups. In addition, Mr. Braddish was a Senior Originator in the Commercial Finance Group of GE CapitalGroup. Mr. Braddish began his career at The Bank of New York, where he focused on a range of lending areas, including middle market lending and leveraged finance. Mr. Braddish is a holds a B.A. from The College of William & Mary in Business Administration and holds an M.B.A. from Adelphi University in Finance. Mr. Braddish's depth of experience in investment management, leveraged finance and financial services, as well as his familiarity with the business and operations of our investment adviser, gives the Board valuable industry-specific knowledge and expertise on these and other matters. Mr. Braddish is an “interested person” as defined in Section 2(a)(19) of the 1940 Act because he is the President and Chief Executive Officer of the Company and is an officer of and on the investment committee of the Company’s investment adviser.
Independent Directors
Phyllis R. Caldwell, 57, has served as a director of the Company since 2014 and currently serves on the Audit and Compliance Committee and as chairperson of the Compensation and Corporate Governance Committee. Ms. Caldwell is Chair of the board of directors of Ocwen Financial Corporation (NYSE: OCN). She is also founder and managing member of Wroxton Civic Ventures LLC, which provides advisory services on various financial, housing and economic development matters, and she is a former commercial bank executive. Ms. Caldwell was also a senior official at the U.S. Department of the Treasury, responsible for oversight of the U.S. housing market stabilization, economic recovery and foreclosure prevention initiatives established through the Troubled Asset Relief Program, from 2009 to 2011. From 2007 to 2009, Ms. Caldwell was the President of the Washington Area Women’s Foundation. Ms. Caldwell retired from Bank of America in 2007, after working for twenty years in various leadership positions in real estate and affordable housing finance. During her tenure at Bank of America, Ms. Caldwell also managed the bank’s investments in community banks, loan funds and small business venture funds. Ms. Caldwell also serves on the board of directors of City First Bank of DC and has served on the boards of numerous non-profit organizations engaged in housing and community development finance. Ms. Caldwell’s extensive experience in banking and finance strengthen our Board’s collective qualifications, skills, experience and viewpoints.
Gil Crawford, 59, has served as a director of the Company since 2014 and currently serves on the Audit and Compliance Committee and the Compensation and Corporate Governance Committee. Mr. Crawford has spent his career working with finance institutions across the globe on various capital markets transactions. Since co-founding MicroVest Capital Management, LLC in 2003, Mr. Crawford has served as its Chief Executive Officer, responsible for leading MicroVest’s investment operations and strategy. From 2000 to 2002, Mr. Crawford was a Senior Investment Officer in the Latin American Financial Markets Division of the International Finance Corporation. From 1991 to 2000, Mr. Crawford was the founder and Executive Director of Seed Capital Development Fund, Ltd., a U.S. based firm involved in capitalizing start-up institutions primarily in Latin America, Asia and Africa. Mr. Crawford has also served on the boards of several emerging market financial institutions, including Ecuador, Tunisia, Mongolia and Peru. Mr. Crawford’s extensive finance and capital markets experience strengthen our Board’s collective qualifications, skills, experience and viewpoints.
Larry K. Harvey, 52, has served as a director of the Company since 2014 and currently serves on the Compensation and Corporate Governance Committee and as chairperson of the Audit and Compliance Committee. Mr. Harvey has served as Chief Financial Officer of Playa Hotels & Resorts B.V. since April 2015. From 2007 to 2013, he served as Executive Vice President and Chief Financial Officer of Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”) and served as its Treasurer from 2007 to 2010.

From 2006 to 2007, Mr. Harvey served as Senior Vice President, Chief Accounting Officer of Host and from 2003 to 2006, he served as Host’s Senior Vice President and Corporate Controller. Prior to rejoining Host in 2003, he served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation. Prior to that, Mr. Harvey was Host’s Vice President of Corporate Accounting, before the spin-off of Crestline in 1998. Mr. Harvey also serves on the board of directors of American Capital Agency Corp. (NASDAQ: AGNC) and American Capital Mortgage Investment Corp. (NASDAQ: MTGE). Our Board has determined that Mr. Harvey is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Act). Mr. Harvey’s public company accounting, finance and risk management expertise, including his extensive experience as a senior executive responsible for the preparation of financial statements, strengthens our Board’s collective qualifications, skills, experience and viewpoints.
EXECUTIVE OFFICERS AND CERTAIN OTHER OFFICERS WHO ARE NOT DIRECTORS
Set forth below is certain information about each executive officer and listed officer as of March 7, 2017.
Joshua M. Bloomstein, 43, Mr. Bloomstein serves as Vice President and Assistant Secretary of the Company. Mr. Bloomstein also serves as Vice President and Assistant Secretary of IHAM, Vice President and Secretary of Ivy Hill Asset Management GP, LLC, IHAM’s general partner (“IHAM GP”) and General Counsel, Vice President and Secretary of Ares Capital Corporation. He joined Ares in November 2006 and currently serves as a Partner and Co-General Counsel (Credit) and Deputy General Counsel (Corporate) of Ares Management, and may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Mr. Bloomstein also currently serves as Vice President and Assistant Secretary of CION Ares Diversified Credit Fund. He is also a member of the Ares Enterprise Risk Committee. Prior to joining Ares, Mr. Bloomstein was an attorney with Latham & Watkins LLP specializing in leveraged buyouts and private equity investments as well as general partnership and corporate matters. Mr. Bloomstein graduated magna cum laude with a B.A. in Political Science from the State University of New York at Albany and received a J.D. degree, magna cum laude, from the University of Miami, where he was elected to the Order of the Coif.
Shelly Cleary, 36, is Vice President of and a Portfolio Manager of the Company. She also serves as a Managing Director at IHAM, where she has been employed since July 2010. Additionally, Ms. Cleary serves as a member of the IHAM Investment Committee. Prior to joining Ares in 2008, Ms. Cleary was an Assistant Vice President at CIT Sponsor Finance, where she focused on evaluating new investment opportunities and performed credit due diligence on potential investments. Previously, Ms. Cleary was an Analyst at GE Global Sponsor Finance, where she completed GE’s Investment Analyst program. Ms. Cleary holds a B.A. from Franklin and Marshall College in Finance and Accounting.
Ian P. Fitzgerald, 41, is General Counsel, Secretary and Vice President of the Company. He also serves as Vice President and Assistant Secretary of IHAM, Vice President and Assistant Secretary of IHAM GP. Additionally, Mr. Fitzgerald is a Principal and Associate General Counsel (Credit) in the Ares Legal Group, and may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares in 2010, Mr. Fitzgerald was an Associate in the Corporate Group at the law firm of Latham & Watkins, where he focused on corporate finance and general corporate and securities laws matters. Mr. Fitzgerald holds a B.S.B.A. summa cum laude, from Bucknell University in Accounting and a J.D., cum laude, from the University of Texas at Austin.
Mitchell Goldstein, 50, is Vice President of the Company. Mr. Goldstein also serves as Vice President of IHAM, Vice President of IHAM GP and Co-President of Ares Capital Corporation. Mr. Goldstein previously served as an Executive Vice President of Ares Capital Corporation from May 2013 to July 2014. He joined Ares in May 2005 and currently serves as a Partner and Co-Head of the Ares Credit Group and Vice President of CION Ares Diversified Credit Fund. He is a member of the Management Committee of Ares Management, and may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Mr. Goldstein is a member of the Investment Committees of Ares Capital Corporation’s investment adviser, select Ares Credit Group U.S. Direct Lending investment committees and the IHAM Investment Committee and the Ares Commercial Finance Investment Committee. Prior to joining Ares, Mr. Goldstein worked at Credit Suisse First Boston (“CSFB”), where he was a Managing Director in the Financial Sponsors Group. At CSFB, Mr. Goldstein was responsible for providing investment banking services to private equity funds and hedge funds with a focus on M&A and restructurings as well as capital raisings, including high yield, bank debt, mezzanine debt, and IPOs. Mr. Goldstein joined CSFB in 2000 at the completion of the merger with Donaldson, Lufkin & Jenrette. From 1998 to 2000, Mr. Goldstein was at Indosuez Capital, where he was a member of the Investment Committee and a Principal, responsible for originating, structuring and executing leveraged transactions across a broad range of products and asset classes. From 1993 to 1998, Mr. Goldstein worked at Bankers Trust. He also serves on the Board of Managers of Ivy Hill Asset Management GP, LLC and on the Board of Trustees of CION Ares Diversified Credit Fund. Mr. Goldstein graduated summa cum laude from the State University of New York at Binghamton with a B.S. in Accounting, received an M.B.A. from Columbia University's Graduate School of Business and is a Certified Public Accountant.
Miriam Krieger, 40, serves as Chief Compliance Officer of the Company. She also serves as Chief Compliance Officer of IHAM, Chief Compliance Officer and Vice President of IHAM GP and Chief Compliance Officer of Ares Capital Corporation.

She joined Ares in April 2010 and is a Managing Director and Deputy Chief Compliance Officer within the Ares Compliance Group. She may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. From March 2008 until joining Ares, Ms. Krieger was Chief Compliance Officer and Corporate Secretary of Allied Capital Corporation, where she also served as Executive Vice President from August 2008 until April 2010 and as Senior Vice President from March 2008 to August 2008. Ms. Krieger also served as Senior Vice President and Chief Compliance Officer at MCG Capital Corporation, a publicly traded business development company, from 2006 to 2008 and Vice President and Assistant General Counsel from 2004 to 2006. From 2001 to 2004, Ms. Krieger was an associate in the Financial Services Group of the law firm of Sutherland Asbill & Brennan LLP. Ms. Krieger graduated with a B.A. in Economics and Political Science from Wellesley College and received a J.D. and an M.A. in Economics from Duke University.
Scott C. Lem, 39, serves as Chief Accounting Officer of the Company. He also serves as Controller of IHAM, Controller and Treasurer of IHAM GP, Chief Accounting Officer, Vice President and Treasurer of Ares Capital Corporation, Treasurer of Ares Dynamic Credit Allocation Fund, Inc. and Treasurer of CION Ares Diversified Credit Fund. Mr. Lem previously served as Assistant Treasurer of Ares Capital Corporation from May 2009 to May 2013. Additionally, Mr. Lem is a Managing Director and Chief Accounting Officer, Credit (Direct Lending) in the Ares Finance Department. He may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. From July 2003 to December 2008, Mr. Lem served as Controller of Ares Management. Prior to joining Ares in July 2003, Mr. Lem was with Ernst & Young LLP and Arthur Andersen LLP, most recently as a Senior Associate conducting audits for clients across several industries including entertainment, hospitality and real estate. Mr. Lem graduated summa cum laude with a B.S. in Accounting from the University of Southern California's Leventhal School of Accounting and summa cum laude with a B.S. in Business Administration from the University of Southern California's Marshall School of Business. Mr. Lem has also received an M.B.A. in Finance from UCLA's Anderson School of Management. Mr. Lem is a Certified Public Accountant (Inactive).
Penni F. Roll, 51, serves as the Chief Financial Officer of the Company. She also serves as the Chief Financial Officer of the Ares Credit Group, Ares Capital Corporation, Ares Dynamic Credit Allocation Fund and CION Ares Diversified Credit Fund. Additionally, she is the Chief Financial Officer, Vice President and Treasurer of IHAM and Chief Financial Officer of IHAM GP. She joined Ares Management in April 2010 and now serves as Partner-Chief Financial Officer of Ares Credit Group. She may additionally from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares Management, Ms. Roll served as Chief Financial Officer of Allied Capital Corporation from 1998 until April 2010. Ms. Roll joined Allied Capital Corporation in 1995 as its Controller after serving as a Manager in KPMG LLP's financial services practice. She also serves on the Board of Managers of Ivy Hill Asset Management GP, LLC. Ms. Roll graduated magna cum laude with a B.S.B.A. in Accounting from West Virginia University.
CORPORATE GOVERNANCE
Our Board is currently comprised of three independent directors and one interested director. The following table sets forth the current members of our Board and their committee membership, if any:

Name	Director Since	Audit and Compliance (1)	Compensation and Corporate Governance (2)
Interested Director
Kevin R. Braddish	2017
Independent Directors
Phyllis R. Caldwell*	2014	✓	Chair
Gil Crawford*	2014	✓	✓
Larry K. Harvey*	2014	Chair	✓
________________________________

*
Director is “independent,” as defined in Rule 5605(a)(2) of The NASDAQ Global Select Market’s marketplace rules (the “NASDAQ rules”), and is not an “Interested Person” of ACSF, as defined in Section 2(a)(19) of the 1940 Act.

(1)
Each member of the Audit and Compliance Committee is “independent,” as defined in Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ rules and Rule 10A-3 of the Exchange Act. The Board has determined that Mr. Harvey is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Securities Act.

(2)	Each member of the Compensation and Corporate Governance Committee is “independent,” as defined in Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ rules.
Board Leadership Structure
We believe that our Board’s independent oversight continues to be substantial. Our Board has determined that all of the current directors, except Mr. Braddish, are “independent” as defined in the NASDAQ rules. Similarly, only Mr. Braddish is an “interested person” of the Company under the 1940 Act.
It is our Board’s policy to have a majority of our directors who are not “interested persons” meet regularly without persons who are members of management or employee directors present to facilitate the Board’s effective independent oversight of management. These directors periodically designate a director who is “independent,” as defined in the NASDAQ rules, to serve as the “lead independent director” and preside at these meetings. Presently, our independent directors meet during our Board’s quarterly meetings and may hold additional meetings at the request of the lead independent director or another independent director. The designation of a lead independent director is generally for a one-year term or until his or her successor is elected, and a lead independent director may be re-appointed at the end of a term. If the lead independent director is unavailable for a meeting, his or her immediate predecessor will serve as lead independent director for such meeting. Mr. Crawford is our current lead independent director.
Each of our Board’s Audit and Compliance Committee and Compensation and Corporate Governance Committee is composed entirely of independent directors. These independent committees of our Board also have the authority under their respective charters to hire independent advisors and consultants, at our expense, to assist them in performing their duties.
Corporate Governance
Our Board has developed corporate governance practices to help it fulfill its responsibility to stockholders to oversee the work of management in the conduct of our business. The governance practices are memorialized in corporate governance guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of management. These guidelines, in conjunction with our Charter, our Bylaws and committee charters of the Audit and Compliance Committee and the Compensation and Corporate Governance Committee, form the framework for our governance. All of these documents are available in the Investor Relations section of our web site at www.ACSF.com.

CORPORATE GOVERNANCE HIGHLIGHTS:

• Annual election of directors

• Directors elected by majority, not plurality, voting

• Resignation policy for directors who do not receive a majority vote

• Three of four directors are independent

• Designated lead independent director

 • Regular meetings of independent directors without members of management or affiliated directors

• At least 80% attendance for Board meetings and 100% attendance for committee meetings in 2016

• Comprehensive Code of Ethics and Conduct and Corporate Governance Guidelines

Committees of the Board
Our Board’s principal standing committees and their primary functions are described below.
Audit and Compliance Committee
This committee assists the Board in overseeing:

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
In addition, the Audit and Compliance Committee reviews and provides a recommendation to the Board with regard to its approval of the valuations of our investments presented by management. In such review, the committee discusses the proposed valuations with our independent auditors and other relevant consultants. The Audit and Compliance Committee is also responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm and considering the range of audit and non-audit fees. The committee’s meetings include, whenever appropriate, executive sessions with each of our independent external auditors and our Manager’s internal auditors, without the presence of management.
Compensation and Corporate Governance Committee
This committee’s principal functions are to:

•	evaluate the performance of and compensation paid by us, if any, to our executive officers;

•	evaluate the performance of our Manager;

•	review the compensation and fees payable to our Manager under the management agreement with our Manager;

•	decide whether to recommend the renewal or termination of the management agreement with our Manager;

•	evaluate the compensation and fees payable to the members of the Board;

•	administer any equity incentive plans that we may adopt, to the extent it is delegated authority by the Board;

•	review and assist with the development of our executive succession plans; and

•	produce a report on executive compensation required to be included in our proxy statement for our annual meetings.
The Compensation and Corporate Governance Committee also serves as the Board’s standing nominating committee and as such performs the following functions:

•
identifying, recruiting and recommending to the Board qualified candidates for election as directors and recommending a slate of nominees for election as directors by our common stockholders at the annual meeting of stockholders;

•	developing and recommending to the Board corporate governance guidelines, including the committee’s selection criteria for director nominees;

•	reviewing and making recommendations on matters involving the general operation of the Board and our corporate governance;

•	recommending to the Board nominees for each committee of the Board; and

•	annually facilitating the assessment of the Board’s performance as a whole and of the individual directors and reports thereon to the Board.
Board and Committee Meetings
Under our Bylaws and Maryland law, the Board is permitted to take actions at regular or special meetings and by written consent. The Board generally holds regular quarterly meetings and meets on other occasions as necessary. The Board held six meetings during 2016. As noted above, the independent directors also met separately in executive sessions to discuss various matters, including our performance and the performance of our Manager.
Each of the Audit and Compliance Committee and the Compensation and Corporate Governance Committee schedules regular meetings to coincide with the quarterly meetings of the Board and also meets at the request of senior management or at such other times as it determines. Our Secretary, in consultation with the chair of each committee, sets agendas for the meetings. Each committee reports regularly to the Board on its activities at the next regularly scheduled Board meeting following their committee meetings and when appropriate. During 2016, the Audit and Compliance Committee held five meetings and the Compensation and Corporate Governance Committee held one meeting.
Each of our directors attended at least 80% of the meetings of the Board and 100% of the meetings of the committees during the period for which he or she was a director and a member of the respective committees on which he or she served during 2016. Although we do not have a policy on director attendance at our annual meeting, directors are encouraged to attend our annual meeting. Each one of our directors attended the 2016 annual meeting either in person or by telephonic conference call.
Risk Oversight
One of the roles of our Board is being responsible for the general oversight of the Company, including the performance of our executive officers, our Manager and the Company’s risk management processes, to assure that the long-term interests of our stockholders are being served. In performing its risk oversight function, the Board, directly or through its standing committees or by working with our Chief Compliance Officer, regularly reviews our material strategic, operational, financial, compensation and compliance risks with senior management. The Company believes that the Board’s role in risk management oversight is effective and appropriate, particularly given the extensive regulation to which it is already subject as a BDC and a RIC. For instance, the Board receives updates at each regular meeting on the Company’s performance and other recent developments, including, among other things, the risks and opportunities facing us, as well as our investment portfolio. The Board has also adopted, and regularly reviews our compliance with, various policies and procedures addressing other operational risks, such as business continuity, data privacy and cybersecurity. In addition, the Board routinely receives information regarding the technology and cyber-risks relevant to the Company’s business to ensure that adequate steps are being taken to prevent, and prepare for, cyber-incidents.
The Board also recognizes the importance of effective executive leadership to our success and is actively engaged in overseeing the operational risks related to succession planning. The Board routinely discusses staffing for critical roles, and potential replacements for key personnel are given exposure to the Board during meetings and other events. In addition, the Board is regularly updated on the Manager’s strategies for recruiting, developing and retaining outstanding personnel at the Manager and its affiliates and minimizing employee turnover, as applicable.
The Board has delegated certain risk management oversight responsibility to its committees as follows:

•
Regulatory Compliance Risk: The Board, both directly and through the Audit and Compliance Committee, receives regular reports from our Manager’s legal, accounting and internal audit representatives on regulatory matters, including the Company’s compliance with the BDC qualification and leverage requirements under the 1940 Act and the RIC income and asset diversification requirements under the Code, compliance with our Code of Ethics and Conduct (“Code of Ethics”) and our Manager’s compliance with the Investment Advisers Act of 1940.

•
Financial and Accounting Risk: The Audit and Compliance Committee oversees the Company’s management of its financial, accounting, internal controls and liquidity risks through regular meetings with our Chief Financial Officer, senior representatives of our Manager’s and its affiliates' accounting, tax, auditing and legal departments and representatives of the Company’s independent public accountant.

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
The Board also performs its risk management oversight function by working with our Chief Compliance Officer to monitor risk and compliance in accordance with the 1940 Act and our policies and procedures. The Chief Compliance Officer reviews, at least annually, the adequacy and effectiveness of our compliance policies and procedures and those of certain of our service providers, including our Manager, and provides a written report to the Board. The Chief Compliance Officer’s report, which is reviewed by and discussed with the Board, addresses at a minimum (i) the operation of such policies and procedures since the last report; (ii) any material changes to such policies and procedures since the last report; (iii) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s review; and (iv) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer reports to the Board periodically on material compliance matters and meets separately in executive session with the independent directors at least once each year.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of our common stock report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, The NASDAQ Global Select Market and to us. Based on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during fiscal year 2016 all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of 10% or more of our common stock were timely satisfied.

Item 11. Executive Compensation
Director Compensation
We were incorporated in Maryland on February 6, 2013 and commenced operations on October 15, 2013. We completed our initial public offering (“IPO”) on January 22, 2014. Ms. Caldwell and Messrs. Crawford and Harvey and were appointed to the Board on January 13, 2014 in connection with our IPO. Mr. Braddish was appointed to the Board on January 3, 2017 to fill the vacant seat created by Malon Wilkus’ resignation.
We compensate our non-employee directors with cash retainers. Any member of our Board who is an employee of the Company, Ares Management, or any of its affiliates, including our Manager, does not receive compensation from us for his or her Board service. The Compensation and Corporate Governance Committee periodically reviews the form and amount of compensation paid to our non-employee directors against peer companies and group and general industry data and makes recommendations for adjustments, as appropriate, to the full Board. During 2016, each such non-employee director was paid a retainer for service on the Board at an annual rate of $60,000, payable quarterly in advance. In addition, the Chair of our Audit and Compliance Committee was paid a retainer at an annual rate of $15,000, the Chair of our Compensation and Corporate Governance Committee was paid an annual retainer of $10,000, and our lead independent director was paid an annual retainer of $10,000, each payable quarterly in advance. During 2016, directors were reimbursed for travel expenses incurred in connection with Board and committee meetings and Board-related functions.
The following table sets forth the compensation received by each non-employee director during 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Phyllis R. Caldwell	70,000	—	—	—	—	—	70,000
Gil Crawford	70,000	—	—	—	—	—	70,000
Larry K. Harvey	75,000	—	—	—	—	—	75,000
Stan Lundine (1)	60,000	—	—	—	—	—	60,000

(1)	Mr. Lundine resigned from the Board on January 3, 2017.
Executive Compensation
We did not pay any compensation to our executive officers, nor did we make any grants of plan-based awards of any kind to them, during 2016, and we have no plans to do so for 2017. None of our executive officers received any options or stock directly from us prior to December 31, 2016, and we have no plans to do so for 2017. We do not provide any of our executive officers with pension benefits or nonqualified deferred compensation plans. We do not have any employment agreements with any persons and are not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of us.
Compensation Discussion and Analysis
We have not paid, and we do not intend to pay, any cash or equity compensation to any of our executive officers and we do not currently intend to adopt any policies with respect thereto. We have engaged IHAM as our Manager pursuant to the terms of an interim management agreement (the “Interim Management Agreement”) that was entered into after the Prior Management Agreement terminated in accordance with its terms on January 3, 2017 upon IHAM’s acquisition of ACSF Management. See “Item 13. Certain Relationships and Related Transactions, and Director Independence-Certain Transactions with Related Persons” of this Annual Report on Form 10-K for a description of the terms of the Interim Management Agreement, including the management fees payable to our Manager thereunder and our reimbursement obligations to our Manager. Under our Interim Management

Agreement, our Manager has agreed to provide us with a management team, including a chief executive officer, chief financial officer or similar positions.
Report of the Compensation and Corporate Governance Committee
Our Compensation and Corporate Governance Committee reviewed and discussed with our management the “Compensation Discussion and Analysis” contained in this report. Based on that review and discussions, our Compensation and Corporate Governance Committee recommends to the Board that the “Compensation Discussion and Analysis” be included in this report.
By the Compensation and Corporate Governance Committee:
Phyllis R. Caldwell, Chair
Gil Crawford
Larry K. Harvey
Compensation and Corporate Governance Committee Interlocks and Insider Participation
No member of the Compensation and Corporate Governance Committee during fiscal year 2016 served as an officer, former officer or employee of ours or had a relationship disclosable under “Item 13. Certain Relationships and Related Transactions, and Director Independence-Certain Transactions with Related Persons” of this Annual Report on Form 10-K. Further, during 2016, none of our executive officers served as:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 7, 2017 (unless otherwise noted), the number of shares of our common stock beneficially owned by each of our current directors and named executive officers, all directors, executive officers and certain other officers as a group and certain beneficial owners, according to information furnished to the Company by such persons or publicly available filings.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of the Company’s common stock is based upon Schedule 13D, Schedule 13G or other filings by such persons with the SEC and other information obtained from such persons. Except as otherwise noted below, each person named in the following table has sole voting and investment power with respect to all shares of the Company’s common stock that he or she beneficially owns. The address for Mr. Lem is 2000 Avenue of the Stars, 12th Floor, Los Angeles, CA 90067. The address for each of the other directors and executive officers is American Capital Senior Floating, Ltd., 245 Park Avenue, 42nd Floor, New York, New York 10167.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)
Directors and Named Executive Officers:
Interested Directors
Kevin R. Braddish	—	—
Independent Directors
Phyllis R. Caldwell	3,750	*
Gil Crawford	10,500	*
Larry K. Harvey	6,723	*
Named Executive Officers Who Are Not Directors
Ian P. Fitzgerald	—	—
Scott C. Lem	—	—
Penni F. Roll	—	—
All Directors , Executive Officers and Certain Other Officers as a Group (11 persons)	20,973 (2)	*

*	Represents less than 1%.

(1)	Based on 10,000,100 shares of common stock outstanding as of March 7, 2017.—

(2)
Includes shares owned by Executive Officers of the Company that are not “Named Executive Officers,” as defined in Item 402 of Regulation S‑K, as promulgated under the Securities Act of 1933 (“Regulation S‑K”).

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transaction Policies
We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with us, including our officers and directors, and any other person controlling or under common control with us, subject to certain exceptions. The Board has also adopted a policy regarding the approval of any “related person transaction,” which is any transaction or series of transactions in which we or any of our subsidiaries is or are to be a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person would need to promptly disclose to our Secretary any related person transaction and all material facts about the transaction. Our Secretary would then assess and promptly communicate that information to the Compensation and Corporate Governance Committee of the Board. Based on its consideration of all of the relevant facts and circumstances, this committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this committee, which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.
Our Code of Ethics, which was reviewed and approved by the Board and provided to all of our directors and officers, ACSF Management, our Manager, the persons who provided services to us pursuant to the previous administrative services agreement, and the persons who will provide services to us pursuant to the Interim Management Agreement, requires that all such persons avoid any situations or relationships that involve actual or potential conflicts of interest, or perceived conflicts of interest, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each of these persons must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to their supervisor or our Secretary. If a conflict is determined to exist, the person must disengage from the conflict situation or terminate his provision of services to us. Our chief executive officer, chief financial officer, principal accounting officer and certain other persons who may be designated by the Board or its Audit and Compliance Committee, whom we collectively refer to as our financial executives, must consult with our Secretary with respect to any proposed actions or arrangements that are not clearly consistent with the Code of Ethics. In the event that a financial executive wishes to engage in a proposed action or arrangement that is not consistent with the Code of Ethics, the financial executive must obtain a waiver of the relevant provisions of the Code of Ethics in advance from our Audit and Compliance Committee. We intend to post amendments to or waivers from the Code of Ethics (to the extent applicable to our financial executives) on our web site www.ACSF.com.
Related Person Transactions
We previously entered into the Prior Management Agreement with ACSF Management, an entity in which certain directors and officers and members of the investment committee of the investment adviser may have had indirect ownership and pecuniary interests. The Prior Management Agreement automatically terminated in accordance with its terms as a result of its deemed

“assignment” under the 1940 Act following the Acquisition.
We previously relied on ACSF Management to administer our business activities and day-to-day operations, subject to the supervision and oversight of the Board. Because neither we nor ACSF Management had any employees or separate facilities, ACSF Management entered into an administrative services agreement with American Capital (the parent company of ACSF Management at the time), pursuant to which ACSF Management had access to their employees, infrastructure, business relationships, management expertise, information technologies and capital raising capabilities, legal and compliance functions and accounting, treasury and investor relations capabilities, which allowed ACSF Management to fulfill all of its responsibilities under the Prior Management Agreement. However, we were not a party to, or a third-party beneficiary under, the previous administrative services agreement. In addition, neither the previous administrative services agreement nor the Prior Management Agreement required ACSF Management, the parent company of ACSF Management or American Capital to dedicate specific personnel to our operations or required any specific personnel of the parent company of ACSF Management or American Capital to dedicate a specific amount of time to our business.
Our wholly owned consolidated special purpose financing vehicle, ACSF Funding, previously entered into an investment advisory agreement with ACSF Management to manage its assets. No additional compensation was payable to ACSF Management under such agreement, which was terminated on January 3, 2017. On January 3, 2017, ACSF Funding entered into a new investment advisory agreement with IHAM to manage its assets. No additional compensation is payable to IHAM under such agreement.
We have entered into the Interim Management Agreement with IHAM, an entity in which certain of our directors and officers and members of the investment committee of IHAM may have indirect ownership and pecuniary interests. Certain of our directors and officers and members of the investment committee of IHAM also serve as officers or principals of other investment managers affiliated with Ares Management that currently, and may in the future, manage investment funds with investment objectives similar to our investment objective. In addition, certain of our officers and directors and the members of the investment committee of IHAM serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as us or of investment funds managed by our affiliates, including Ares Management. Accordingly, we may not be made aware of and/or be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Ares Management. However, IHAM intends to allocate investment opportunities in a fair and equitable manner in accordance with its investment allocation policy. The Interim Management Agreement contains the same terms as the Prior Management Agreement, with the exception of its effective and termination dates and other immaterial differences.
We rely on IHAM to administer our business activities and day-to-day operations, subject to the supervision and oversight of the Board. Because neither we nor IHAM have any employees or separate facilities, IHAM has entered into an administrative services agreement with Ares Operations, pursuant to which Ares Operations provides IHAM with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services, services relating to the marketing and sale of interests in vehicles managed by IHAM, services of, and oversight of, custodians, depositaries, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary, which allows IHAM to fulfill all of its responsibilities under the Interim Management Agreement. However, we are not a party to, or a third-party beneficiary under, the IHAM Administration Agreement. In addition, neither the IHAM Administration Agreement nor the Interim Management Agreement requires IHAM or Ares Operations to dedicate specific personnel to our operations nor a specific amount of time our business.
Director Independence
We believe that our Board’s independent oversight continues to be substantial. Our Board has determined that all of the current directors, except Mr. Braddish, are “independent” as defined in the NASDAQ rules. Similarly, only Mr. Braddish is an “interested person” of the Company under the 1940 Act. In addition, each of our Board’s Audit and Compliance Committee and Compensation and Corporate Governance Committee is composed entirely of independent directors. These independent committees of our Board also have the authority under their respective charters to hire independent advisors and consultants, at our expense, to assist them in performing their duties. Further, it is our Board’s policy to have a majority of our directors who are not “interested persons” meet regularly without persons who are members of management or employee directors present to facilitate the Board’s effective independent oversight of management. These directors periodically designate a director who is “independent,” as defined in the NASDAQ rules, to serve as the “lead independent director” and preside at these meetings. Presently, our independent directors meet during our Board’s quarterly meetings and may hold additional meetings at the request of the lead independent director or another independent director. The designation of a lead independent director is generally for a one-year term or until his or her successor is elected, and a lead independent director may be re-appointed at the end of a term. If the lead independent director is unavailable for a meeting, his or her immediate predecessor will serve as lead independent director for such meeting. Mr. Crawford is our current lead independent director.

Item 14. Principal Accounting Fees and Services
Ernst & Young LLP has served as our independent public accountant since our IPO.

Independent Public Accountant’s Fees
Ernst & Young LLP performed various audit and other services for us during 2016 and 2015. Fees for professional services provided by Ernst & Young LLP in 2016 and 2015 in each of the following categories were:

($ in thousands)	2016	2015
Audit Fees	$290,000	$177,500
Tax Fees	33,500	15,000
Total Fees	$323,500	$192,500
“Audit Fees” relate to fees and expenses billed by Ernst & Young LLP for the annual audit, including the audit of our financial statements, review of our quarterly financial statements and for comfort letters and consents related to stock issuances.
“Tax Fees” relate to fees billed for professional services for tax compliance.
Pre-Approval Policy
All services rendered by Ernst & Young LLP were permissible under applicable laws and regulations, and were pre-approved by the Audit and Compliance Committee for 2016 in accordance with its pre-approval policy. The Audit and Compliance Committee has established a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent public accountant. The policy requires the Audit and Compliance Committee to approve each audit or non-audit engagement or accounting project involving the independent public accountant, and the related fees, prior to commencement of the engagement or project to make certain that the provision of such services does not impair the firm’s independence. The committee may delegate its pre-approval authority to one or more of its members, and such member(s) are required to report any pre-approval decisions to the Audit and Compliance Committee at its next meeting. The Audit and Compliance Committee has delegated authority to its Chair to pre-approve the engagement and related fees of the independent public accountant for any additional audit or permissible non-audit services. In addition, pursuant to the policy, pre-approval is not required for additional non-audit services if such services result in a de minimis amount of less than 5% of the total annual fees paid by us to the independent public accountant during the fiscal year in which the non-audit services are provided, were not recognized by us at the time of engagement to be non-audit services and are reported to the Audit and Compliance Committee promptly thereafter and approved prior to the completion of the annual audit.

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

10.2
Amendment Agreement, dated as of January 3, 2017, to the Amended and Restated Credit Agreement, dated as of October 29, 2015, among ACSF Funding I, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent, filed herewith.

*10.3
Security Agreement, dated as of December 18, 2013, between ACSF Funding I, LLC and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 2.k.4 of Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013

10.4
Amended Agreement, dated as of January 3, 2017, to the Security Agreement, dated as of December 18, 2013, between ACSF Funding I, LLC and Bank of America, N.A., as administrative agent, filed herewith.

*10.5
Custodian Agreement, dated as of November 13, 2013, between American Capital Senior Floating, Ltd. and Deutsche Bank Trust Company Americas, incorporated herein by reference to Exhibit 2.j to Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

*10.6
Interim Management Agreement, dated as of January 3, 2017, between American Capital Senior Floating, Ltd. and Ivy Hill Asset Management, L.P., incorporated herein by reference to Exhibit 10.1 of Form 8-K as of January 3, 2017 (File No. 814-01025), filed January 5, 2017.

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
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	March 9, 2017	By:	/s/ Kevin Braddish
Kevin Braddish President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Braddish	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2017
Kevin Braddish

/s/ Penni F. Roll	Chief Financial Officer (Principal Financial Officer)	March 9, 2017
Penni F. Roll

/s/ Scott C. Lem	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2017
Scott C. Lem

/s/ Phyllis R. Caldwell	Director	March 9, 2017
Phyllis R. Caldwell

/s/ Gil Crawford	Director	March 9, 2017
Gil Crawford

/s/ Larry K. Harvey	Director	March 9, 2017
Larry K. Harvey