Form 10-Q
period 2017-03-31
American Capital Senior Floating, Ltd.
filed 2017-05-10
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2017
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to
Commission File Number: 814-01025
AMERICAN CAPITAL SENIOR FLOATING, LTD.
(Exact name of registrant as specified in its charter)

Maryland		46-1996220
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
245 Park Avenue, 42nd Floor,New York, NY 10167
(Address of principal executive offices) (Zip Code)
(212) 750-7300
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2017
Common stock, $0.01 par value	10,000,100

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2017 (unaudited)	December 31, 2016
Assets:
Investments, fair value (cost of $261,183 and $257,965, respectively)	$247,327	$244,872
Cash and cash equivalents	5,355	8,795
Receivable for investments sold	6,596	2,272
Deferred financing costs	158	181
Interest receivable	521	779
Prepaid expenses and other assets	868	143
Receivable from affiliate (Notes 3 and 4)	437	298
Total assets	$261,262	$257,340
Liabilities:
Secured revolving credit facility payable (Note 7)	$103,400	$104,900
Payable for investments purchased	18,244	12,202
Management fee payable (Note 3)	2,577	2,046
Interest payable (Note 7)	31	34
Taxes payable (Note 8)	19	117
Payable to affiliate (Note 4)	27	156
Other liabilities and accrued expenses	333	126
Distributions to stockholders payable (Note 10)	—	970
Total liabilities	124,631	120,551
Commitments and contingencies (Note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000,100 issued and outstanding; 300,000,000 authorized	100	100
Paid-in capital in excess of par	150,949	150,949
Accumulated undistributed net investment income	2,276	2,133
Accumulated net realized loss from investments	(2,838)	(3,300)
Net unrealized depreciation on investments	(13,856)	(13,093)
Total net assets	136,631	136,789
Total liabilities and net assets	$261,262	$257,340
Net asset value per share outstanding	$13.66	$13.68

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest	$4,612	$4,345
Total investment income	4,612	4,345
Expenses:
Interest and commitment fee (Note 7)	710	641
Management fee (Note 3)	531	497
Professional fees	343	53
Insurance	148	111
Amortization of deferred financing costs	23	23
Other general and administrative expenses (Note 4)	222	353
Total expenses	1,977	1,678
Expense reimbursement (Notes 3 and 4)	(437)	(238)
Net expenses	1,540	1,440
Net investment income before taxes	3,072	2,905
Income tax provision (Note 8)	(19)	(27)
Net investment income	3,053	2,878
Net loss on investments:
Net realized gain (loss) on investments	462	(890)
Net unrealized (depreciation) appreciation on investments	(763)	180
Net loss on investments	(301)	(710)
Net increase in net assets resulting from operations (“Net Earnings”)	$2,752	$2,168

Net investment income per share	$0.31	$0.29
Net Earnings per share (Note 5)	$0.28	$0.22
Distributions to stockholders declared per share	$0.29	$0.29
Weighted average shares outstanding	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Operations:
Net investment income	$3,053	$2,878
Net realized gain (loss) on investments	462	(890)
Net unrealized (depreciation) appreciation on investments	(763)	180
Net Earnings	2,752	2,168

Distributions to stockholders:
From net investment income	(2,910)	(2,910)

Net decrease in net assets	(158)	(742)

Net assets, beginning of period	136,789	117,929
Net assets, end of period	$136,631	$117,187

Undistributed net investment income included in net assets	$2,276	$1,528
Common shares outstanding	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Earnings	$2,752	$2,168
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized (gain) loss on investments	(462)	890
Net unrealized depreciation (appreciation) on investments	763	(180)
Accretion of CLO interest income	(1,835)	(1,657)
Net amortization of discount on loans	(81)	(58)
Amortization of deferred financing costs	23	23
Purchase of investments, net	(57,730)	(12,282)
Proceeds from disposition of investments, net	58,608	26,134
Changes in operating assets and liabilities:
Interest receivable	258	37
Prepaid expenses and other assets	(725)	(297)
Receivable from affiliate	(139)	(4)
Management fee payable	531	(39)
Interest payable	(3)	(18)
Taxes payable	(98)	(213)
Payable to affiliate	(129)	(8)
Other liabilities and accrued expenses	207	(53)
Net cash provided by operating activities	1,940	14,443
Cash Flows from Financing Activities:
Distributions to stockholders paid	(3,880)	(2,910)
Payments on revolving credit facility, net	(1,500)	(11,400)
Net cash used in financing activities	(5,380)	(14,310)
Net change in cash and cash equivalents	(3,440)	133
Cash and cash equivalents at beginning of period	8,795	2,474
Cash and cash equivalents at end of period	$5,355	$2,607
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$713	$659
Cash paid for income taxes	$130	$240
Cash received for income tax benefit	$(126)	$—
Distributions to stockholders declared and payable during the period	$2,910	$2,910

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —139.7% of Net Assets
24 Hour Fitness Worldwide, Inc. (5), (6)	05/30/2021	4.90%	L+ 3.75	1.00%	Leisure Goods/Activities/Movies	$1,947	$1,943	$1,944
Academy, Ltd. (5)	07/01/2022	5.04%	L+ 4.00	1.00%	Retailers (except food and drug)	903	799	671
Acosta, Inc. (5)	09/26/2021	4.29%	L+ 3.25	1.00%	Business Equipment and Services	2,425	2,396	2,282
Advanced Integration Technology LP (5), (6), (7)	04/03/2023	6.50%	L+ 5.50	1.00%	Industrial Equipment	2,000	2,000	2,013
Aegis Toxicology Sciences Corporation (5)	02/24/2021	5.66%	L+ 4.50	1.00%	Health Care	1,621	1,614	1,614
Affinion Group, Inc. (5)	04/30/2018	6.75%	L+ 5.25	1.50%	Business Equipment and Services	750	750	749
Air Medical Group Holdings, Inc. (5)	04/28/2022	4.25%	L+ 3.25	1.00%	Health Care	1,965	1,969	1,968
Albertson's LLC (5)	12/21/2022	4.40%	L+ 3.25	1.00%	Food/Drug Retailers	985	963	993
AlixPartners, LLP (5)	07/28/2022	4.00%	L+ 3.00	1.00%	Financial Intermediaries	972	970	977
Alliant Holdings Intermediate, LLC (5)	08/12/2022	4.39%	L+ 3.25	1.00%	Diversified Insurance	1,528	1,522	1,538
Allied Universal Holdco LLC (5)	07/28/2022	5.50%	L+ 4.50	1.00%	Diversified Insurance	101	101	102
Allied Universal Holdco LLC (5)	07/28/2022	5.50%	L+ 4.50	1.00%	Diversified Insurance	830	822	837
American Residential Services, LLC (5), (6), (7)	06/30/2021	5.50%	L+ 4.50	1.00%	Ecological Services and Equipment	1,995	1,990	2,000
American Tire Distributors, Inc. (5)	09/01/2021	5.25%	L+ 4.25	1.00%	Retailers (except food and drug)	963	960	967
Anchor Glass Container Corporation (5)	12/07/2023	4.25%	L+ 3.25	1.00%	Containers and Glass Products	1,717	1,709	1,731
APLP Holdings Limited Partnership (3), (5)	04/13/2023	6.00%	L+ 5.00	1.00%	Utilities	439	428	444
AqGen Ascensus, Inc. (5)	12/05/2022	5.02%	L+ 4.00	1.00%	Financial Intermediaries	1,482	1,432	1,494
Aquilex LLC (5), (6)	12/31/2020	5.00%	L+ 4.00	1.00%	Business Equipment and Services	905	904	882
Arctic Glacier U.S.A., Inc. (5)	03/20/2024	5.25%	L+ 4.25	1.00%	Food Products	1,000	995	1,011
Ardent Legacy Acquisitions, Inc. (5), (6)	08/04/2021	6.65%	L+ 5.50	1.00%	Health Care	328	326	329
Arnold and S. Bleichroeder Holdings, Inc. (5)	12/01/2022	5.15%	L+ 4.00	0.75%	Financial Intermediaries	705	694	708
Ascend Learning, LLC (5)	07/31/2019	5.52%	L+ 4.50	1.00%	Business Equipment and Services	580	578	584
AssuredPartners, Inc. (5), (7)	10/21/2022	5.25%	L+ 4.25	1.00%	Insurance	1,333	1,333	1,346
Asurion, LLC (5)	08/04/2022	4.25%	L+ 3.25	1.00%	Diversified Insurance	2,107	2,089	2,120
Bass Pro Group, LLC (5)	12/15/2023	6.15%	L+ 5.00	0.75%	Retailers (except food and drug)	1,000	990	966
BCPE Eagle Buyer LLC (5)	03/18/2024	5.25%	L+ 4.25	1.00%	Health Care	1,500	1,485	1,502
Big Jack Holdings LP (5), (6), (7)	04/05/2024	5.25%	L+ 4.25	1.00%	Food/Drug Retailers	2,000	1,990	2,013
BioScrip, Inc. (3), (5), (6), (7)	07/31/2020	9.25%	L+ 8.00	1.25%	Health Care	369	364	368
BioScrip, Inc. (3), 5), (6), (7)	07/31/2020	9.25%	L+ 8.00	1.25%	Health Care	616	607	613
BJ's Wholesale Club, Inc. (5)	02/03/2024	4.75%	L+ 3.75	1.00%	Food/Drug Retailers	1,403	1,400	1,374
Blackboard, Inc. (5)	06/30/2021	6.02%	L+ 5.00	1.00%	Electronics/Electric	2,405	2,405	2,401
BWay Intermediate Company, Inc. (5)	08/14/2023	4.75%	L+ 3.75	1.00%	Containers and Glass Products	2,338	2,324	2,337
BWay Intermediate Company, Inc. (5), (7)	04/03/2024	4.65%	L+ 3.50	1.00%	Containers and Glass Products	806	802	805
Calceus Acquisition, Inc. (5)	01/31/2020	5.06%	L+ 4.00	1.00%	Clothing/Textiles	2,307	2,313	2,003

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —139.7% of Net Assets
Candy Intermediate Holdings, Inc. (5), (6)	06/15/2023	5.65%	L+ 4.50	1.00%	Food Products	$1,787	$1,785	$1,751
Carecore National, LLC (5), (6)	03/05/2021	5.50%	L+ 4.50	1.00%	Health Care	1,958	1,958	1,968
Catalina Marketing Corporation (5), (6)	04/09/2021	4.50%	L+ 3.50	1.00%	Business Equipment and Services	2,388	2,386	2,161
CB Poly Investments, LLC (5), (6)	08/16/2023	6.25%	L+ 5.25	1.00%	Clothing/Textiles	1,493	1,479	1,506
CCM Merger, Inc. (5)	08/06/2021	4.23%	L+ 3.25	0.75%	Lodging and Casinos	767	764	773
CHG Healthcare Services, Inc. (5)	06/07/2023	4.75%	L+ 3.75	1.00%	Health Care	662	662	671
Comfort Holding, LLC (5)	02/05/2024	5.75%	L+ 4.75	1.00%	Home Furnishings	1,519	1,504	1,535
CPG International Inc. (5), (6)	09/30/2020	4.90%	L+ 3.75	1.00%	Building & Development	1,918	1,918	1,925
CPI Holdco, LLC (5)	03/21/2024	5.00%	L+ 4.00	1.00%	Industrial Equipment	2,000	1,990	2,016
CT Technologies Intermediate Holdings, Inc. (5)	12/01/2021	5.25%	L+ 4.25	1.00%	Electronics/Electric	491	489	466
DJO Finance LLC (5)	06/08/2020	4.25%	L+ 3.25	1.00%	Health Care	1,000	978	970
Dole Food Company, Inc. (5)	11/01/2018	4.50%	L+ 3.50	1.00%	Food Products	2,479	2,477	2,485
Dole Food Company, Inc. (5), (7)	04/06/2024	4.00%	L+ 3.00	1.00%	Food Products	857	853	863
DTI Holdco, Inc. (5)	09/30/2023	6.29%	L+ 5.25	1.00%	Electronics/Electric	748	746	740
Duff & Phelps Corporation (5)	04/23/2020	4.90%	L+ 3.75	1.00%	Financial Intermediaries	2,388	2,388	2,407
Dynacast International LLC (5), (7)	01/28/2022	4.50%	L+ 3.50	1.00%	Industrial Equipment	536	536	538
Eastern Power, LLC (5)	10/02/2021	5.00%	L+ 4.00	1.00%	Utilities	1,932	1,923	1,944
EIG Investors Corp. (3), (5) , (7)	11/09/2019	6.53%	L+ 5.48	1.00%	Electronics/Electric	1,989	1,989	2,004
Emerald Expositions Holding, Inc. (5)	06/17/2020	4.90%	L+ 3.75	1.00%	Publishing	2,442	2,454	2,465
Epicor Software Corporation (5)	06/01/2022	4.75%	L+ 3.75	1.00%	Electronics/Electric	1,954	1,939	1,960
Erie Acquisition Holdings, Inc. (5)	03/01/2023	6.07%	L+ 4.75	1.00%	Business Equipment and Services	491	483	494
ExamWorks Group, Inc. (5)	07/27/2023	4.23%	L+ 3.25	1.00%	Business Equipment and Services	995	998	1,002
Expro Finservices S.à r.l. (3), (5)	09/02/2021	5.75%	L+ 4.75	1.00%	Oil and Gas	1,950	1,931	1,545
Fairmount Minerals, Ltd. (3), (5)	09/05/2019	4.50%	L+ 3.50	1.00%	Nonferrous Metals/Minerals	422	423	414
FHC Health Systems, Inc. (5)	12/23/2021	5.00%	L+ 4.00	1.00%	Health Care	1,489	1,469	1,405
Filtration Group Corporation (5)	11/23/2020	4.30%	L+ 3.25	1.00%	Industrial Equipment	985	985	994
Flexera Software LLC (5)	04/02/2020	4.50%	L+ 3.50	1.00%	Electronics/Electric	995	995	999
Gates Global LLC (5)	07/06/2021	4.40%	L+ 3.25	1.00%	Automotive	1,448	1,447	1,453
Genesys Telecommunications Laboratories, Inc (5)	12/01/2023	5.02%	L+ 4.00	1.00%	Business Equipment and Services	499	492	503
Gruden Acquisition, Inc. (5)	08/18/2022	5.90%	L+ 4.75	1.00%	Surface Transport	329	327	321
GTCR Valor Companies, Inc. (5), (7)	06/16/2023	7.15%	L+ 6.00	1.00%	Business Equipment and Services	1,851	1,855	1,863
Harland Clarke Holdings Corp. (5)	12/31/2019	7.15%	L+ 6.00	1.00%	Publishing	723	725	731
Helix Generation, LLC (5). (7)	03/10/2024	4.75%	L+ 3.75	1.00%	Utilities	443	441	450
HGIM Corp. (5)	06/18/2020	5.64%	L+ 4.50	1.00%	Surface Transport	1,448	1,450	1,033
Hyland Software, Inc. (5)	07/01/2022	4.23%	L+ 3.25	0.75%	Electronics/Electric	2,458	2,441	2,492
Hyperion Insurance Group Limited (3), (5)	04/29/2022	5.50%	L+ 4.50	1.00%	Diversified Insurance	748	750	752
IBC Capital Limited (3), (5)	09/09/2021	4.87%	L+ 3.75	1.00%	Business Equipment and Services	995	986	978
Immucor, Inc. (5)	08/17/2018	5.00%	L+ 3.75	1.25%	Conglomerates	972	975	963
Indra Holdings Corp. (5), (6)	05/03/2021	5.29%	L+ 4.25	1.00%	Clothing/Textiles	1,185	1,178	802

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —139.7% of Net Assets
Infoblox Inc. (5)	11/07/2023	6.00%	L+ 5.00	1.00%	Electronics/Electric	$1,429	$1,402	$1,446
Informatica Corporation (5)	08/05/2022	4.65%	L+ 3.50	1.00%	Electronics/Electric	1,943	1,939	1,936
Information Resources, Inc. (5)	01/18/2024	5.25%	L+ 4.25	1.00%	Electronics/Electric	2,431	2,420	2,465
Intelsat Jackson Holdings S.A (3), (5)	06/30/2019	3.89%	L+ 2.75	1.00%	Telecommunications	1,000	988	981
Ion Media Networks, Inc. (5), (6)	12/18/2020	4.50%	L+ 3.50	1.00%	Broadcast Radio and Television	1,897	1,904	1,916
IPC Corp. (5), (6)	08/06/2021	5.50%	L+ 4.50	1.00%	Electronics/Electric	1,470	1,465	1,378
Jazz Acquisition, Inc. (5)	06/21/2021	4.65%	L+ 3.50	1.00%	Aerospace and Defense	1,947	1,950	1,902
JC Penney Corp Inc (3), (5)	06/23/2023	5.30%	L+ 4.25	1.00%	Retailers (except food and drug)	745	749	741
Jo-Ann Stores, Inc. (5)	10/21/2023	6.26%	L+ 5.00	1.00%	Retailers (except food and drug)	499	489	490
Kraton Polymers LLC (3), (5)	01/06/2022	5.00%	L+ 4.00	1.00%	Chemical/Plastics	1,040	1,056	1,051
Kronos Acquisition Intermediate Inc. (3), (5)	08/26/2022	5.65%	L+ 4.50	—%	Cosmetics/Toiletries	711	697	722
Kronos Incorporated (5)	11/01/2023	5.03%	L+ 4.00	1.00%	Electronics/Electric	2,294	2,286	2,310
LANDesk Software Group, Inc. (5)	01/20/2024	5.25%	L+ 4.25	1.00%	Electronics/Electric	1,097	1,095	1,105
Learning Care Group (US) No. 2 Inc. (5)	05/05/2021	5.06%	L+ 4.00	1.00%	Business Equipment and Services	987	987	1,002
Liberty Cablevision of Puerto Rico LLC (5)	01/07/2022	4.66%	L+3.50	1.00%	Cable and Satellite Television	1,000	994	999
Life Time Fitness, Inc. (5)	06/10/2022	4.00%	L+ 3.00	1.00%	Leisure Goods/Activities/Movies	863	857	866
Manitowoc Foodservice, Inc. (3), (5)	03/03/2023	4.00%	L+ 3.00	1.00%	Industrial Equipment	635	624	642
McGraw-Hill Global Education Holdings, LLC (5)	05/22/2022	5.00%	L+ 4.00	1.00%	Publishing	993	988	984
Meter Readings Holdings, LLC (5). (6)	08/29/2023	6.80%	L+ 5.75	1.00%	Electronics/Electric	663	654	677
Mister Car Wash Holdings, Inc. (5)	08/20/2021	5.25%	L+ 4.25	1.00%	Business Equipment and Services	125	124	126
Mister Car Wash Holdings, Inc. (5)	08/20/2021	5.25%	L+ 4.25	1.00%	Business Equipment and Services	622	617	628
Mitchell International, Inc. (5)	10/13/2020	4.54%	L+ 3.50	1.00%	Electronics/Electric	2,371	2,378	2,398
Mohegan Tribal Gaming Authority (5)	10/13/2023	5.50%	L+ 4.50	1.00%	Lodging and Casinos	1,500	1,522	1,507
MPH Acquisition Holdings LLC (5)	06/07/2023	4.90%	L+ 3.75	1.00%	Health Care	456	454	463
Murray Energy Corporation (5)	04/16/2020	8.40%	L+ 7.25	1.00%	Nonferrous metals/minerals	997	954	972
NFP Corp (5)	01/08/2024	4.65%	L+ 3.50	1.00%	Diversified Insurance	2,494	2,482	2,523
nThrive, Inc. (5), (7)	10/20/2022	5.50%	L+ 4.50	1.00%	Health Care	1,995	1,995	2,001
Numericable US LLC (3), (5)	01/15/2024	5.29%	L+ 4.25	0.75%	Cable and Satellite Television	1,489	1,476	1,495
Oak Parent, Inc. (5)	10/26/2023	5.50%	L+ 4.50	1.00%	Clothing/Textiles	1,353	1,343	1,359
Omnitracs, LLC (5)	11/25/2020	4.90%	L+ 3.75	1.00%	Electronics/Electric	990	976	1,002
Onex Carestream Finance LP (5)	06/07/2019	5.15%	L+ 4.00	1.00%	Electronics/Electric	1,586	1,589	1,535
Opal Acquisition, Inc. (5)	11/27/2020	5.15%	L+ 4.00	1.00%	Health Care	2,898	2,885	2,727
Optiv Inc. (5)	02/01/2024	4.25%	L+ 3.25	1.00%	Business Equipment and Services	1,075	1,073	1,083
PAE Holding Corporation (5)	10/20/2022	6.50%	L+ 5.50	1.00%	Aerospace and Defense	564	554	570
PetSmart, Inc. (5)	03/11/2022	4.02%	L+ 3.00	1.00%	Retailers (except food and drug)	486	484	466

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —139.7% of Net Assets
Pharmaceutical Product Development, Inc. (5)	08/18/2022	4.40%	L+ 3.25	1.00%	Drugs	$1,474	$1,468	$1,480
Plaskolite, LLC (5)	11/03/2022	5.15%	L+ 4.00	1.00%	Chemical/Plastics	1,414	1,408	1,427
Plaze, Inc. (5)	07/31/2022	4.65%	L+ 3.50	1.00%	Chemical/Plastics	822	821	829
PODS, LLC (5), (6)	02/02/2022	4.25%	L+ 3.25	1.00%	Surface Transport	990	980	1,000
Presidio, Inc. (5)	02/02/2022	4.25%	L+ 3.25	1.00%	Electronics/Electric	1,187	1,187	1,201
Press Ganey Holdings, Inc. (5)	10/21/2023	4.25%	L+ 3.25	1.00%	Health Care	399	397	401
PrimeLine Utility Services LLC (5)	11/14/2022	6.52%	L+ 5.50	1.00%	Utilities	1,104	1,095	1,117
ProAmpac PG Borrower LLC (5)	11/20/2023	5.06%	L+ 4.00	1.00%	Containers and Glass Products	449	445	454
Quikrete Holdings, Inc. (5)	11/15/2023	4.23%	L+ 3.25	0.75%	Building & Development	998	993	1,008
Quorum Health Corporation (3), (5)	04/29/2022	6.79%	L+ 5.75	1.00%	Health Care	1,000	993	979
Rackspace Hosting, Inc. (5)	11/03/2023	4.53%	L+ 3.50	1.00%	Electronics/Electric	499	499	503
Renaissance Learning, Inc. (5)	04/09/2021	4.90%	L+ 3.75	1.00%	Electronics/Electric	1,940	1,939	1,951
Riverbed Technology, Inc. (5)	04/25/2022	4.25%	L+ 3.25	1.00%	Electronics/Electric	1,956	1,956	1,957
Russell Investments US Institutional Holdco, Inc. (3), (5)	06/01/2023	6.75%	L+ 5.75	1.00%	Financial Intermediaries	249	254	253
Seahawk Holdings Limited (5)	10/31/2022	7.00%	L+ 6.00	1.00%	Electronics/Electric	1,954	1,940	1,986
Sears Roebuck Acceptance Corp. (3), (5)	06/30/2018	5.50%	L+ 4.50	1.00%	Retailers (except food and drug)	735	730	727
Securus Technologies Holdings, Inc. (5)	04/30/2020	4.75%	L+ 3.50	1.25%	Telecommunications	1,861	1,846	1,863
Serta Simmons Bedding, LLC (5)	11/08/2023	4.54%	L+ 3.50	1.00%	Home Furnishings	2,000	1,990	2,010
Shearer's Foods, LLC (5)	06/30/2021	5.40%	L+ 4.25	1.00%	Food Products	494	490	496
SMS System Maintenance Services, Inc. (5)	10/30/2023	6.00%	L+ 5.00	1.00%	Electronics/Electric	1,995	1,985	2,012
Solera, LLC (3), (5)	03/03/2023	4.25%	L+ 3.25	1.00%	Electronics/Electric	946	933	952
Sterigenics-Nordion Holdings, LLC (5)	05/16/2022	4.40%	L+ 3.25	1.00%	Health Care	893	886	896
Strategic Partners Acquisition Corp. (5), (6), (7)	06/30/2023	5.50%	L+ 4.50	1.00%	Clothing/Textiles	2,250	2,250	2,250
STS Operating, Inc. (5), (6)	02/12/2021	4.75%	L+ 3.75	1.00%	Industrial Equipment	1,906	1,913	1,878
Summit Midstream Partners Holdings, LLC (3), (5), (6)	05/13/2022	7.02%	L+ 6.00	1.00%	Oil and Gas	612	606	624
Surgery Center Holdings, Inc. (3), (5)	11/03/2020	4.75%	L+ 3.75	1.00%	Health Care	1,955	1,949	1,980
Syniverse Holdings, Inc (5)	04/23/2019	4.04%	L+ 3.00	1.00%	Telecommunications	749	687	693
Syniverse Holdings, Inc. (5)	04/23/2019	4.15%	L+ 3.00	1.00%	Telecommunications	1,464	1,444	1,350
TCH-2 Holdings, LLC (5), (6)	05/06/2021	5.50%	L+ 4.50	1.00%	Electronics/Electric	542	526	549
Thermasys Corp. (5)	05/03/2019	5.25%	L+ 4.00	1.25%	Industrial Equipment	438	438	397
TIBCO Software Inc (5)	12/04/2020	5.50%	L+ 4.50	1.00%	Business Equipment and Services	997	1,011	1,010
Travelport Finance S.à r.l. (3), (5)	09/02/2021	4.75%	L+ 3.25	1.00%	Business Equipment and Services	1,913	1,898	1,929
Tricorbraun Holdings, Inc. (5)	05/03/2019	6.75%	L+ 2.75	1.00%	Containers and Glass Products	907	925	917
Tricorbraun Holdings, Inc. (5), (9)	11/30/2023	4.75%	L+ 2.75	1.00%	Containers and Glass Products	91	1	1
Turbocombustor Technology, Inc. (5)	12/02/2020	5.65%	L+ 4.50	1.00%	Aerospace and Defense	3,386	3,368	3,166
U.S. Renal Care, Inc. (5)	12/30/2022	5.40%	L+ 4.25	1.00%	Health Care	494	490	465
Unifrax I LLC (3), (5), (6), (7)	03/31/2024	4.75%	L+ 3.75	1.00%	Industrial Equipment	742	740	748

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —139.7% of Net Assets
University Support Services LLC (5)	07/06/2022	6.25%	L+ 5.25	1.00%	Health Care	$1,196	$1,196	$1,215
USI, Inc. (5)	12/27/2019	4.25%	L+ 3.25	1.00%	Diversified Insurance	1,814	1,823	1,819
Varsity Brands (5)	12/10/2021	5.00%	L+ 4.00	1.00%	Clothing/Textiles	746	743	758
Veritas US Inc. (5)	01/27/2023	6.77%	L+ 5.63	1.00%	Electronics/Electric	997	951	991
VF Holding Corp. (5)	06/30/2023	4.25%	L+ 3.25	1.00%	Electronics/Electric	995	991	1,001
Wilsonart LLC (5)	12/19/2023	4.65%	L+ 3.50	1.00%	Building & Development	748	753	756
WP CPP Holdings, LLC (5)	12/28/2019	4.54%	L+ 3.50	1.00%	Aerospace and Defense	2,403	2,400	2,283
Zekelman Industries, Inc. (5)	06/14/2021	4.91%	L+ 3.75	1.00%	Steel	117	117	119
Total First Lien Floating Rate Loans						$193,525	$192,441	$190,897
Second Lien Floating Rate Loans —10.5% of Net Assets
Advantage Sales & Marketing Inc. (5)	07/25/2022	7.50%	L+ 6.50	1.00%	Business equipment and services	$1,000	$995	$975
Ameriforge Group Inc. (10)	12/21/2020	8.75%	L+ 7.50	1.25%	Manufacturing	500	433	53
Anchor Glass Container Corporation (5)	12/07/2024	8.75%	L+ 7.75	1.00%	Containers and Glass Products	500	495	511
Applied Systems, Inc.	01/24/2022	7.65%	L+ 6.50	1.00%	Technology	970	965	980
Asurion, LLC (5)	03/03/2021	8.50%	L+ 7.50	1.00%	Diversified Insurance	1,000	992	1,014
BJ's Wholesale Club, Inc. (5)	02/03/2025	8.50%	L+ 7.50	1.00%	Food/drug retailers	345	341	337
CH Hold Corp. (5)	02/01/2025	8.25%	L+ 7.25	1.00%	Automotive	149	148	151
Checkout Holding Corp. (5)	04/11/2022	7.75%	L+ 6.75	1.00%	Business equipment and services	1,000	1,002	770
Del Monte Foods, Inc. (3), (5)	08/18/2021	8.31%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,004
Jazz Acquisition, Inc. (5)	06/19/2022	7.90%	L+ 6.75	1.00%	Aerospace and Defense	1,250	1,254	1,116
Jonah Energy LLC (5)	05/12/2021	7.50%	L+ 6.50	1.00%	Oil and Gas	500	496	481
Mitchell International, Inc. (5)	10/11/2021	8.54%	L+ 7.50	1.00%	Electronics/electric	750	712	755
NVA Holdings, Inc. (5)	08/14/2022	8.00%	L+ 7.00	1.00%	Health Care	1,500	1,507	1,514
Optiv Inc. (5)	01/13/2025	8.25%	L+ 7.25	1.00%	Business equipment and services	444	442	454
ProAmpac PG Borrower LLC (5)	11/18/2024	9.56%	L+ 8.50	1.00%	Containers and Glass Products	500	493	509
Radnet Management, Inc. (3), (5), (6)	03/25/2021	8.00%	L+ 7.00	1.00%	Health Care	1,000	1,009	1,008
Ranpak Corp. (5)	10/03/2022	8.25%	L+ 7.25	1.00%	Containers and Glass Products	917	916	896
Solenis International, L.P. (5)	07/31/2022	7.80%	L+ 6.75	1.00%	Chemical/plastics	500	498	496
U.S. Renal Care, Inc. (5), (6)	12/29/2023	9.15%	L+ 8.00	1.00%	Health Care	1,000	987	900
WP CPP Holdings, LLC (5), (6)	04/30/2021	8.79%	L+ 7.75	1.00%	Aerospace and Defense	492	499	475
Total Second Lien Floating Rate Loans						$15,817	$15,683	$14,399
CLO Equity —30.7% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (6)	04/15/2025	11.33%				$5,900	$3,966	$3,381
Apidos CLO XVIII, Income Notes (3), (4), (6)	07/22/2026	12.58%				2,500	1,735	1,357
Avery Point II CLO, Income Notes (3), (4), (6)	07/17/2025	15.83%				3,200	1,848	956
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	04/17/2026	9.55%				4,750	3,434	2,947
Babson 2015-1, Income Notes (3), (4), (6)	04/20/2027	14.74%				2,500	1,898	1,602

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity (continued)—30.7% of Net Assets
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	04/15/2027	5.72%				$2,500	$1,889	$1,298
Blue Hill CLO, Ltd., Subordinated Fee Notes (3), (4), (6)	01/15/2026	30.72%				100	60	18
Blue Hill CLO, Ltd., Subordinated Notes (3), (4), (6)	11/13/2023	11.40%				5,400	3,823	1,920
Carlyle Global Market Strategies CLO 2014-3, LTD., Subordinated Notes (3), (4), (6)	07/27/2026	15.98%				2,000	1,545	1,681
Carlyle Global Market Strategies CLO 2015-3, LTD., Subordinated Notes (3), (4), (6)	07/28/2028	12.40%				3,000	2,330	2,384
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	07/23/2025	15.10%				4,675	3,215	2,650
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/2025	13.53%				2,750	2,030	1,637
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/2025	17.82%				2,500	1,406	1,121
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (6)	04/18/2026	8.97%				5,250	3,296	2,850
Dryden 38 Senior Loan Fund, Subordinated Notes (3), (4), (6)	07/15/2027	10.58%				3,000	2,421	2,266
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/16/2025	10.99%				2,750	1,835	1,446
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4), (6)	04/18/2026	12.62%				3,750	2,700	1,570
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/2024	14.17%				1,000	640	540
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	04/15/2026	8.70%				3,000	2,310	2,037
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/2025	12.39%				3,410	2,016	1,749
Octagon Investment Partners XIV, Ltd., Income Notes (3), (4), (6)	01/15/2024	11.16%				5,500	3,281	1,613
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	08/12/2026	4.85%				2,500	1,796	1,269
Wind River CLO 2014-1, Ltd. (3), (4), (6)	04/18/2026	14.87%				5,050	3,585	3,739
Total CLO Equity						$76,985	$53,059	$42,031
Total Non-Control/Non-Affiliate Investments (8) —181.0% of Net Assets						$286,327	$261,183	$247,327
Liabilities in Excess of Other Assets — (81.0%) of Net Assets								(110,696)
Net Assets — 100.0%								$136,631

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of March 31, 2017. For each CLO investment we have provided the yield as of March 31, 2017 determined using the effective interest method that will be applied to the current amortized cost of the investment in the following quarter. See Note 2 regarding the recognition of investment income on CLOs.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically the London Interbank Offered Rate (“LIBOR” or “L”) or the prime index rate (“PRIME” or “P”), and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2017, qualifying assets represented 74% of total assets at fair value.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	Assets are held at ACSF Funding I, LLC (“ACSF Funding”), a wholly owned special purpose financing vehicle, and are pledged as collateral for a secured revolving credit facility (see Note 7).

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2017
(unaudited, in thousands)

(7)	All or a portion of this position has not settled as of March 31, 2017.

(8)
Net estimated unrealized loss for federal income tax purposes is $15,190 as of March 31, 2017 based on a tax cost of $262,516. Estimated aggregate gross unrealized loss for federal income tax purposes as of March 31, 2017 is $16,937; estimated aggregate gross unrealized gain for federal income tax purposes as of March 31, 2017 is $1,747.

(9)	Debt investment has an unfunded loan commitment of $90.9 (See Note 11).

(10)
Investment is on non-accrual as of March 31, 2017 and therefore considered non-income producing. All subsequent cash received from investment will be used to reduce its cost basis until the investment is placed back on accrual status or the cost basis has been collected.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans — 137.5% of Net Assets
24 Hour Fitness Worldwide, Inc. (6)	05/28/2021	4.75%	L+ 3.75	1.00%	Leisure Goods/Activities/Movies	$1,952	$1,947	$1,937
Acosta, Inc. (6)	09/26/2021	4.25%	L+ 3.25	1.00%	Business Equipment and Services	2,450	2,420	2,396
ADMI Corp. (6)	04/29/2022	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	1,534	1,531	1,549
Aegis Toxicology Sciences Corporation (6)	02/24/2021	5.50%	L+ 4.50	1.00%	Health Care	1,625	1,618	1,550
Agrofresh Inc. (4), (6)	07/31/2021	5.75%	L+ 4.75	1.00%	Chemical/Plastics	641	639	594
Air Medical Group Holdings, Inc. (6)	04/28/2022	4.25%	L+ 3.25	1.00%	Health Care	1,970	1,974	1,970
Albertson's LLC (6)	12/21/2022	4.25%	L+ 3.25	0.75%	Food/drug retailers	988	965	1,002
AlixPartners, LLP (6)	07/28/2022	4.00%	L+ 3.00	1.00%	Financial Intermediaries	980	978	990
Alliant Holdings Intermediate, LLC (6)	08/12/2022	5.25%	L+ 4.00	1.00%	Diversified Insurance	497	493	503
Alliant Holdings Intermediate, LLC (6)	08/12/2022	4.75%	L+ 3.50	1.00%	Diversified Insurance	1,034	1,032	1,042
Allied Universal Holdco LLC (6), (9)	07/28/2022	5.50%	L+ 4.50	1.00%	Business equipment and services	84	82	86
Allied Universal Holdco LLC (6)	07/28/2022	5.50%	L+ 4.50	1.00%	Business Equipment and Services	832	824	841
Altice France S.A. (4), (6)	01/15/2024	5.14%	L+ 4.25	0.75%	Cable and Satellite Television	1,492	1,479	1,515
American Tire Distributors, Inc. (5)	09/01/2021	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	966	962	965
Amneal Pharmaceuticals LLC (6)	11/01/2019	4.50%	L+ 3.50	1.00%	Drugs	982	982	986
AmWINS Group, LLC (6)	09/06/2019	4.75%	L+ 3.75	1.00%	Diversified Insurance	2,904	2,913	2,940
Anchor Glass Container Corporation (6)	12/07/2023	4.25%	L+ 3.25	1.00%	Containers and Glass Products	1,722	1,713	1,739
APLP Holdings Limited Partnership (4), (6)	04/13/2023	6.00%	L+ 5.00	1.00%	Utilities	457	445	464
AqGen Ascensus, Inc. (6)	12/05/2022	5.50%	L+ 4.50	1.00%	Financial Intermediaries	1,486	1,433	1,488
Aquilex LLC (6)	12/31/2020	5.00%	L+ 4.00	1.00%	Business Equipment and Services	906	905	889
Ardent Legacy Acquisitions, Inc. (6)	08/04/2021	6.50%	L+ 5.50	1.00%	Health Care	329	327	328
Arnhold and S. Bleichroeder Holdings, Inc. (6)	12/01/2022	5.00%	L+ 4.00	0.75%	Financial Intermediaries	707	695	715
Ascend Learning, LLC (6)	07/31/2019	5.50%	L+ 4.50	1.00%	Business Equipment and Services	581	580	586
Asurion, LLC (6)	08/04/2022	5.00%	L+ 4.00	1.00%	Diversified Insurance	2,144	2,125	2,176
Avaya Inc. (6)	05/29/2020	6.25%	L+ 5.25	1.00%	Electronics/Electric	1,484	1,256	1,294
Bass Pro Shops (6)	12/15/2023	5.97%	L+ 5.00	0.75%	Retailers (except food & drug)	1,000	990	992
BJ's Wholesale Club, Inc. (6)	09/26/2019	4.50%	L+ 3.50	1.00%	Food/Drug Retailers	1,424	1,424	1,439
Blackboard Inc. (6)	06/30/2021	6.00%	L+ 5.00	1.00%	Electronics/Electric	2,411	2,411	2,434
BWay Intermediate Company, Inc. (6)	08/14/2023	4.75%	L+ 3.75	1.00%	Containers and Glass Products	2,344	2,330	2,355
C.H.I. Overhead Doors, Inc. (6)	07/29/2022	4.50%	L+ 3.50	1.00%	Building and Development	665	662	667
Calceus Acquisition, Inc. (6)	01/31/2020	5.00%	L+ 4.00	1.00%	Clothing/Textiles	2,313	2,319	2,030
Candy Intermediate Holdings, Inc. (6)	06/15/2023	5.50%	L+ 4.50	1.00%	Food Products	1,791	1,789	1,807
Carecore National, LLC (6)	03/05/2021	5.50%	L+ 4.50	1.00%	Health Care	1,999	1,999	1,971

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
CB Poly Investments, LLC (6)	08/16/2023	6.25%	L+ 5.25	1.00%	Clothing/Textiles	$1,496	$1,482	$1,515
CCM Merger, Inc. (6)	08/06/2021	4.02%	L+ 3.25	0.75%	Lodging and Casinos	793	789	803
CEC Entertainment, Inc. (6)	02/12/2021	4.00%	L+ 3.00	1.00%	Leisure Goods/Activities/Movies	742	720	741
Checkout Holding Corp. (6)	04/09/2021	4.50%	L+ 3.50	1.00%	Business Equipment and Services	2,437	2,436	2,133
CHG Healthcare Services, Inc. (6)	06/07/2023	4.75%	L+ 3.75	1.00%	Health Care	662	662	670
CHS/Community Health Systems, Inc. (4), (6)	01/27/2021	4.00%	L+ 3.00	1.00%	Health Care	1,450	1,394	1,409
CityCenter Holdings, LLC (6)	10/16/2020	4.25%	L+ 3.25	1.00%	Lodging and Casinos	1,461	1,467	1,480
CNT Holdings III Corp (6)	01/22/2023	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	695	691	705
Compuware Corporation (6)	12/15/2021	6.25%	L+ 5.25	1.00%	Electronics/Electric	953	935	960
Cotiviti Corporation (4), (6)	09/28/2023	3.75%	L+ 2.75	0.75%	Health Care	764	759	772
CPG International Inc. (6)	09/30/2020	4.75%	L+ 3.75	1.00%	Building and Development	1,918	1,918	1,935
CPI Buyer, LLC (6)	08/16/2021	5.50%	L+ 4.50	1.00%	Industrial Equipment	1,960	1,949	1,941
CT Technologies Intermediate Holdings, Inc. (6)	12/01/2021	5.25%	L+ 4.25	1.00%	Electronics/Electric	493	491	472
Dell International LLC (6)	09/07/2023	4.02%	L+ 3.25	0.75%	Electronics/Electric	2,000	1,990	2,037
Dole Food Company, Inc. (6)	11/01/2018	4.61%	L+ 3.50	1.00%	Food Products	2,486	2,483	2,505
Duff & Phelps Corporation (6)	04/23/2020	4.75%	L+ 3.75	1.00%	Financial Intermediaries	2,394	2,395	2,417
Eastern Power, LLC (6)	10/02/2021	5.00%	L+ 4.00	1.00%	Utilities	1,932	1,923	1,953
Electrical Components International, Inc. (6)	05/28/2021	5.75%	L+ 4.75	1.00%	Conglomerates	1,808	1,812	1,817
Emerald Expositions Holding, Inc. (6)	06/17/2020	4.75%	L+ 3.75	1.00%	Publishing	2,449	2,462	2,468
Epicor Software Corporation (6)	06/01/2022	4.75%	L+ 3.75	1.00%	Electronics/Electric	1,954	1,939	1,965
Erie Acquisition Holdings, Inc. (6)	03/01/2023	6.06%	L+ 4.75	1.00%	Business Equipment and Services	492	483	500
Expro Finservices S.à r.l. (4), (6)	09/02/2021	5.75%	L+ 4.75	1.00%	Oil and gas	1,955	1,935	1,667
Fairmount Santrol, Inc. (4), (6)	09/05/2019	4.50%	L+ 3.50	1.00%	Nonferrous Metals/Minerals	423	424	412
FHC Health Systems, Inc. (6)	12/23/2021	5.00%	L+ 4.00	1.00%	Health Care	1,492	1,471	1,455
Filtration Group Corporation (6)	11/23/2020	4.25%	L+ 3.25	1.00%	Industrial Equipment	988	988	997
Fitness International, LLC (6)	07/01/2020	6.00%	L+ 5.00	1.00%	Leisure Goods/Activities/Movies	1,746	1,724	1,751
Flexera Software LLC (6)	04/02/2020	4.50%	L+ 3.50	1.00%	Electronics/Electric	998	998	1,000
Gates Global LLC (6)	07/06/2021	4.25%	L+ 3.25	1.00%	Automotive	1,452	1,451	1,455
Global Tel*Link Corporation (6)	05/23/2020	5.00%	L+ 3.75	1.25%	Telecommunication	1,649	1,632	1,645
Gold Merger Co, Inc. (6)	07/27/2023	4.75%	L+ 3.75	1.00%	Business Equipment and Services	998	1,001	1,005
Greeneden U.S. Holdings I, LLC (6)	12/01/2023	6.25%	L+ 5.25	1.00%	Electronics/Electric	500	493	510
Gruden Acquisition, Inc. (6)	08/18/2022	5.75%	L+ 4.75	1.00%	Surface Transport	330	327	316
Hercules Achievement, Inc.(6)	12/10/2021	5.00%	L+ 4.00	1.00%	Clothing/Textiles	748	744	760

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
HFOTCO LLC (6)	08/19/2021	4.25%	L+ 3.25	1.00%	Oil and Gas	1,487	1,433	1,484
HGIM Corp. (6)	06/18/2020	5.50%	L+ 4.50	1.00%	Surface Transport	1,451	1,454	1,143
Hyland Software, Inc. (6)	7/1/2022	4.75%	L+ 3.75	1.00%	Electronics/Electric	2,458	2,440	2,477
IBC Capital Limited (4), (6)	9/9/2021	4.98%	L+ 3.75	1.00%	Business Equipment and Services	997	988	989
Immucor, Inc. (6)	8/17/2018	5.00%	L+ 3.75	1.25%	Conglomerates	975	978	945
Indra Holdings Corp. (6)	5/1/2021	5.25%	L+ 4.25	1.00%	Clothing/Textiles	1,185	1,178	797
Infoblox Inc. (6)	11/7/2023	6.00%	L+ 5.00	1.00%	Electronics/Electric	1,429	1,401	1,424
Informatica Corporation (6)	8/5/2022	4.50%	L+ 3.50	1.00%	Electronics/Electric	1,975	1,971	1,970
Information Resources, Inc. (6), (8)	12/20/2023	5.25%	L+ 4.25	1.00%	Business Equipment and Services	2,431	2,419	2,453
Information Resources, Inc. (6)	9/30/2020	5.56%	L+ 3.75	1.00%	Business Equipment and Services	1,929	1,937	1,942
Inmar, Inc. (6)	1/27/2021	4.50%	L+ 3.50	1.00%	Business Equipment and Services	2,691	2,673	2,677
Ion Media Networks, Inc. (6)	12/18/2020	4.50%	L+ 3.50	1.00%	Broadcast Radio and Television	1,897	1,905	1,920
IPC Corp. (6)	8/6/2021	5.50%	L+ 4.50	1.00%	Electronics/Electric	1,474	1,468	1,421
Jaguar Holding Company I (6)	8/18/2022	4.25%	L+ 3.25	1.00%	Drugs	1,478	1,472	1,496
Jazz Acquisition, Inc. (6)	6/19/2021	4.50%	L+ 3.50	1.00%	Aerospace and Defense	1,952	1,955	1,841
Jo-Ann Stores, LLC (6)	10/20/2023	6.26%	L+ 5.00	1.00%	Retailers (except food & drug)	500	490	505
Kronos Acquisition Intermediate Inc. (4), (6)	8/26/2022	6.00%	L+ 5.00	1.00%	Cosmetics/Toiletries	988	967	999
Kronos Incorporated (6), (8)	11/1/2023	5.00%	L+ 4.00	1.00%	Cosmetics/Toiletries	2,300	2,292	2,332
Landslide Holdings, Inc. (6)	9/27/2022	5.50%	L+ 4.50	1.00%	Electronics/Electric	648	641	657
Learning Care Group (US) No. 2 Inc. (6)	5/5/2021	5.00%	L+ 4.00	1.00%	Business Equipment and Services	987	987	997
Liberty Cablevision of Puerto Rico LLC (6)	1/7/2022	4.50%	L+ 3.50	1.00%	Cable and Satellite Television	1,000	993	996
Life Time Fitness, Inc. (6)	6/10/2022	4.25%	L+ 3.25	1.00%	Leisure Goods/Activities/Movies	865	859	872
Manitowoc Foodservice, Inc. (4), (6)	3/3/2023	5.75%	L+ 4.75	1.00%	Industrial Equipment	635	623	646
McGraw-Hill Global Education Holdings, LLC (6)	5/4/2022	5.00%	L+ 4.00	1.00%	Publishing	995	991	998
Mediware Information Systems, Inc. (6)	9/28/2023	5.75%	L+ 4.75	1.00%	Electronics/Electric	499	494	503
Meter Readings Holdings, LLC (6)	8/29/2023	6.75%	L+ 5.75	1.00%	Electronics/Electric	665	655	679
Mister Car Wash Holdings, Inc. (6), (8)	8/20/2021	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	125	124	126
Mister Car Wash Holdings, Inc. (6), (8)	8/20/2021	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	623	619	626
Mitchell International, Inc. (6)	10/13/2020	4.50%	L+ 3.50	1.00%	Electronics/Electric	2,377	2,384	2,384
Moneygram International, Inc. (4), (6)	3/27/2020	4.25%	L+ 3.25	1.00%	Business Equipment and Services	583	561	578
MPH Acquisition Holdings LLC (6)	6/7/2023	5.00%	L+ 4.00	1.00%	Health Care	464	462	473
National Financial Partners Corp. (6)	7/1/2020	6.25%	L+ 3.50	1.00%	Diversified Insurance	1,943	1,951	1,963
NFP Corp. (6), (8)	1/8/2024	4.50%	L+ 3.50	1.00%	Insurance	2,500	2,488	2,526
NVA Holdings, Inc. (6)	8/14/2021	5.50%	L+ 4.50	1.00%	Health Care	394	393	396
Oak Parent, Inc. (6)	10/26/2023	5.50%	L+ 4.50	1.00%	Clothing/Textiles	1,367	1,357	1,375

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
Omnitracs, LLC (6)	11/25/2020	4.75%	L+ 3.75	1.00%	Electronics/Electric	$992	$977	$1,002
Onex Carestream Finance LP (6)	6/7/2019	5.00%	L+ 4.00	1.00%	Electronics/Electric	1,610	1,613	1,568
Opal Acquisition, Inc. (6)	11/27/2020	5.00%	L+ 4.00	1.00%	Health Care	2,899	2,885	2,776
Ortho-Clinical Diagnostics Holdings Luxembourg S.À R.L. (4), (6)	6/30/2021	4.75%	L+ 3.75	1.00%	Health Care	2,445	2,392	2,432
PAE Holding Corporation (6)	10/20/2022	6.50%	L+ 5.50	1.00%	Aerospace and Defense	571	560	577
Peabody Energy Corporation (4), (6), (10)	9/24/2020	4.25%	L+ 3.25	1.00%	Nonferrous Metals/Minerals	771	647	755
PetSmart, Inc. (6)	3/11/2022	4.00%	L+ 3.00	1.00%	Retailers (except food & drug)	488	485	490
Plaskolite, LLC (6)	11/3/2022	5.75%	L+ 4.75	1.00%	Chemical/Plastics	920	914	924
Plaze, Inc. (6)	7/31/2022	5.25%	L+ 4.25	1.00%	Chemical/Plastics	824	823	828
PODS, LLC (6)	2/2/2022	4.50%	L+ 3.50	1.00%	Surface Transport	992	982	1,004
Power Buyer, LLC (6)	5/6/2020	4.25%	L+ 3.25	1.00%	Utilities	993	992	996
Presidio, Inc. (6)	2/2/2022	5.25%	L+ 4.25	1.00%	Electronics/Electric	1,281	1,281	1,297
Press Ganey Holdings, Inc. (6)	10/23/2023	4.25%	L+ 3.25	1.00%	Health Care	400	398	403
PrimeLine Utility Services LLC (6)	11/14/2022	6.50%	L+ 5.50	1.00%	Utilities	1,107	1,098	1,111
ProAmpac PG Borrower LLC (6)	11/20/2023	5.00%	L+ 4.00	1.00%	Containers and Glass Products	450	446	456
Quest Software US Holdings Inc. (6)	10/31/2022	7.00%	L+ 6.00	1.00%	Electronics/Electric	2,000	1,986	2,030
Quikrete Holdings, Inc. (6)	11/15/2023	4.00%	L+ 3.25	0.75%	Building and Development	1,000	995	1,011
Rackspace Hosting, Inc. (6)	11/3/2023	4.50%	L+ 3.50	1.00%	Electronics/Electric	500	500	507
Ravago Holdings America, Inc. (6)	7/13/2023	5.00%	L+ 4.00	1.00%	Chemical/Plastics	498	493	504
Renaissance Learning, Inc. (6)	4/9/2021	4.50%	L+ 3.50	1.00%	Electronics/Electric	1,945	1,944	1,954
RGIS Services, LLC (6)	10/18/2017	5.50%	L+ 4.25	1.25%	Business Equipment and Services	1,506	1,504	1,393
Riverbed Technology, Inc. (6)	4/25/2022	4.25%	L+ 3.25	1.00%	Electronics/Electric	1,975	1,975	1,992
Road Infrastructure Investment Holdings, Inc. (6)	6/13/2023	5.00%	L+ 4.00	1.00%	Chemical/Plastics	800	798	808
Scientific Games International, Inc. (4), (6)	10/1/2021	6.00%	L+ 5.00	1.00%	Lodging and Casinos	978	971	991
Sears Roebuck Acceptance Corp. (4), (6)	6/30/2018	5.50%	L+ 4.50	1.00%	Retailers (except food & drug)	977	970	940
Securus Technologies Holdings, Inc. (6)	4/30/2020	4.75%	L+ 3.50	1.25%	Telecommunication	1,866	1,850	1,859
Serta Simmons Bedding, LLC (6)	11/8/2023	4.50%	L+ 3.50	1.00%	Home furnishings	2,000	1,990	2,025
Shearer's Foods, LLC (6)	6/30/2021	5.25%	L+ 4.25	1.00%	Food products	495	491	497
Solera, LLC (4), (6)	3/3/2023	5.75%	L+ 4.75	1.00%	Electronics/Electric	496	483	504
Sterigenics-Nordion Holdings, LLC (6)	5/16/2022	4.25%	L+ 3.25	1.00%	Health Care	895	888	902
STS Operating, Inc. (6)	2/12/2021	4.75%	L+ 3.75	1.00%	Industrial Equipment	1,906	1,914	1,849
Surgery Center Holdings, Inc. (4), (6)	11/3/2020	4.75%	L+ 3.75	1.00%	Health Care	1,960	1,954	1,980
Syniverse Holdings, Inc. (6)	4/23/2019	4.00%	L+ 3.00	1.00%	Telecommunication	1,466	1,444	1,288

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
TCH-2 Holdings, LLC (6)	5/6/2021	5.50%	L+ 4.50	1.00%	Electronics/Electric	$543	$527	$545
Thermasys Corp. (6)	5/3/2019	5.25%	L+ 4.00	1.25%	Industrial Equipment	441	442	380
Travelport Finance (Luxembourg) S.à r.l. (4), (6)	9/2/2021	5.00%	L+ 4.00	1.00%	Business Equipment and Services	1,918	1,902	1,940
Turbocombustor Technology, Inc. (6)	12/2/2020	5.50%	L+ 4.50	1.00%	Aerospace and Defense	3,395	3,376	3,106
U.S. Renal Care, Inc. (6)	12/30/2022	5.25%	L+ 4.25	1.00%	Health Care	495	491	466
USI, Inc. (6)	12/27/2019	4.25%	L+ 3.25	1.00%	Diversified Insurance	1,819	1,828	1,832
VF Holding Corp. (6)	6/30/2023	4.25%	L+ 3.25	1.00%	Electronics/Electric	998	993	1,003
Weight Watchers International, Inc. (4), (6)	4/2/2020	4.07%	L+ 3.25	0.75%	Food Products	987	845	823
William Morris Endeavor Entertainment , LLC (6)	5/6/2021	5.25%	L+ 4.25	1.00%	Broadcast Radio and Television	1,945	1,943	1,969
WP CPP Holdings, LLC (6)	12/28/2019	4.50%	L+ 3.50	1.00%	Aerospace and Defense	2,409	2,406	2,360
Total First Lien Floating Rate Loans						$190,535	$189,009	$188,098
Second Lien Floating Rate Loans — 11.3% of Net Assets
Advantage Sales & Marketing Inc. (6)	7/25/2022	7.50%	L+ 6.50	1.00%	Business Equipment and Services	$1,000	$995	$979
Ameriforge Group Inc. (7), (10)	12/21/2020	8.75%	L+ 7.50	1.25%	Oil and Gas	500	444	79
Anchor Glass Container Corporation (6)	12/7/2024	8.75%	L+ 7.75	1.00%	Containers and Glass Products	500	495	511
Applied Systems, Inc.	1/24/2022	7.50%	L+ 6.50	1.00%	Electronics/Electric	970	965	982
Asurion, LLC (6)	3/3/2021	8.50%	L+ 7.50	1.00%	Diversified Insurance	1,000	991	1,019
Checkout Holding Corp. (6)	4/11/2022	7.75%	L+ 6.75	1.00%	Business Equipment and Services	1,000	1,002	720
Del Monte Foods, Inc. (4), (6)	8/18/2021	8.45%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,154
Jazz Acquisition, Inc. (6)	6/19/2022	7.75%	L+ 6.75	1.00%	Aerospace and Defense	1,250	1,254	1,061
Jonah Energy LLC (6), (7)	5/12/2021	7.50%	L+ 6.50	1.00%	Oil and Gas	500	495	475
Mitchell International, Inc. (6)	10/11/2021	8.50%	L+ 7.50	1.00%	Electronics/Electric	750	710	746
NVA Holdings, Inc. (6)	8/14/2022	8.00%	L+ 7.00	1.00%	Health Care	1,500	1,507	1,506
ProAmpac PG Borrower LLC (6)	11/18/2024	9.50%	L+ 8.50	1.00%	Containers and Glass Products	500	493	503
Ranpak Corp. (6)	10/3/2022	8.25%	L+ 7.25	1.00%	Containers and Glass Products	1,375	1,374	1,341
Sedgwick Claims Management Services, Inc. (6)	2/28/2022	6.75%	L+ 5.75	1.00%	Diversified Insurance	2,500	2,417	2,503
Solenis International, L.P. (6)	7/31/2022	7.75%	L+ 6.75	1.00%	Chemical/Plastics	500	498	493
U.S. Renal Care, Inc. (6)	12/29/2023	9.00%	L+ 8.00	1.00%	Health Care	1,000	987	890
WP CPP Holdings, LLC (6)	4/30/2021	8.75%	L+ 7.75	1.00%	Aerospace and Defense	492	500	467
Total Second Lien Floating Rate Loans						$16,837	$16,626	$15,429
CLO Equity — 30.2% of Net Assets
Apidos CLO XIV, Income Notes (4), (5), (7)	4/15/2025	11.02%				$5,900	$4,056	$3,480
Apidos CLO XVIII, Income Notes (4), (5), (7)	7/22/2026	10.08%				2,500	1,769	1,450
Ares XXIX CLO Ltd., Subordinated Notes (4), (5), (7)	4/17/2026	5.81%				4,750	3,508	2,605
Avery Point II CLO, Limited, Income Notes (4), (5), (7)	7/17/2025	—%				3,200	1,903	1,101

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
CLO Equity (continued) — 30.2% of Net Assets
Babson 2015-1, Income Notes (4), (5), (7)	4/20/2027	16.74%				$2,500	$1,920	$1,811
Betony CLO, Ltd., Subordinated Notes (4), (5), (7)	4/15/2027	1.79%				2,500	1,903	1,278
Blue Hill CLO, Ltd., Subordinated Notes (4), (5), (7)	1/15/2026	—%				5,400	3,910	1,636
Blue Hill CLO, Ltd., Subordinated Fee Notes (4), (5), (7)	1/15/2026	—%				100	63	58
Carlyle Global Market Strategies CLO 2015-3, Ltd., Subordinated Notes (4), (5), (7)	7/28/2028	20.55%				3,000	2,307	2,456
Cent CLO 18 Limited, Subordinated Notes (4), (5), (7)	7/23/2025	19.36%				4,675	3,212	2,801
Cent CLO 19 Limited, Subordinated Notes (4), (5), (7)	10/29/2025	18.20%				2,750	2,012	1,677
Dryden 30 Senior Loan Fund, Subordinated Notes (4), (5), (7)	11/15/2025	22.98%				2,500	1,440	1,368
Dryden 31 Senior Loan Fund, Subordinated Notes (4), (5), (7)	4/18/2026	15.60%				5,250	3,405	2,954
Dryden 38 Senior Loan Fund, Subordinated Notes (4), (5), (7), (8)	7/15/2027	17.80%				3,000	2,423	2,456
Galaxy XVI CLO, Ltd., Subordinated Notes (4), (5), (7)	11/17/2025	4.28%				2,750	1,893	1,479
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (4), (5), (7)	4/18/2026	2.28%				3,750	2,680	1,466
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (4), (5), (7)	10/20/2024	14.24%				1,000	660	636
Magnetite VIII, Limited, Subordinated Notes (4), (5), (7)	4/15/2026	13.95%				3,000	2,334	2,140
Neuberger Berman CLO XV, Ltd., Subordinated Notes (4), (5), (7)	10/15/2025	15.43%				3,410	2,056	1,937
Octagon Investment Partners XIV, Ltd., Income Notes (4), (5), (7)	1/15/2024	0.61%				5,500	3,328	1,805
Octagon Investment Partners XX, Ltd., Subordinated Notes (4), (5), (7)	8/12/2026	5.64%				2,500	1,850	1,383
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (4), (5), (7)	4/18/2026	17.49%				5,050	3,698	3,352
Total CLO Equity						$74,985	$52,330	$41,329
Common Equity — 0.0% of Net Assets
New Millennium Holdco, Inc. (9,446 shares) (6), (7), (11)					Health Care	$—	$—	$16
Total Common Equity						$—	$—	$16
Total Non-Control/Non-Affiliate Investments (12) — 179.0% of net assets						$282,357	$257,965	$244,872
Liabilities in Excess of Other Assets — (79.0%)								(108,083)
Net Assets — 100.0%								$136,789

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of December 31, 2016. For each CLO investment we have provided the accounting yield as of December 31, 2016 determined using the effective interest method. See Note 2 regarding the recognition of investment income on CLOs.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically LIBOR or PRIME, and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)	The industry groupings as of December 31, 2016 above have been reclassified to conform with current period presentation.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

(4)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2016, qualifying assets represented 76% of total assets at fair value.

(5)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(6)	Assets are held at ACSF Funding and are pledged as collateral for a secured revolving credit facility (see Note 7).

(7)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(8)	All or a portion of this position has not settled as of December 31, 2016.

(9)	Debt investment has an unfunded loan commitment of $81.5.

(10)
Investment has been placed on non-accrual as of December 31, 2016. All subsequent cash received from investment will be used to reduce its cost basis until the investment is placed back on accrual status or the remaining cost basis has been collected.

(11)	Common stock is non-income producing.

(12)
Net estimated unrealized loss for federal income tax purposes is $14,993 as of December 31, 2016 based on a tax cost of $259,864. Estimated aggregate gross unrealized loss for federal income tax purposes as of December 31, 2016 is $17,211; estimated aggregate gross unrealized gain for federal income tax purposes as of December 31, 2016 is $2,218.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

Note 1. Organization
American Capital Senior Floating, Ltd. (which is referred to as “ACSF”, “we”, “us” and “our”) was organized in February 2013 as a Maryland corporation and commenced operations on October 15, 2013. We are structured as an externally managed, non-diversified closed-end investment management company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended and the rules and regulations promulgated thereunder (the “1940 Act”) and to be taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
In November 2013, we formed a wholly owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company (“ACSF Funding”).
On January 3, 2017, Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”), a wholly owned portfolio company of Ares Capital Corporation, a Maryland Corporation (“Ares Capital”) was appointed as our new investment adviser. Ares Capital is externally managed by Ares Capital Management LLC, a subsidiary of Ares Management, L.P. ("Ares Management"), a publicly traded, leading global alternative asset manager, pursuant to an investment advisory and management agreement. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF.” IHAM is a SEC-registered investment adviser that was registered under the Investment Advisers Act of 1940 on March 30, 2012.
Investment Objective
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Manager actively manages our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”) which are commonly referred to as leveraged loans. We also invest in debt and equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by SFRLs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us.
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and reclassifications which are of a normal recurring nature and considered necessary for the fair presentation of the financial statements for the interim period have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

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
As of March 31, 2017 and December 31, 2016, all of our investments were non-control/non-affiliate investments.
Securities Transactions
Securities transactions are recorded on the trade date. The trade date for loans purchased in the “primary market” is considered the date on which the loan allocations are determined. The trade date for loans and other investments purchased in the “secondary market” is the date on which the transaction is entered into. The trade date for primary CLO equity transactions and any other security transaction entered outside conventional channels is the date on which (a) we have determined all material terms have been defined for the transaction and (b) we have obtained a right to (i) demand the securities purchased and incur an obligation to pay the price of the securities purchased or (ii) collect the proceeds of a sale and incurred an obligation to deliver the securities sold. Cost is determined based on consideration given, adjusted for amortization of original issuance discounts (“OID”), market discounts and premiums.
Realized Gain or Loss and Unrealized Appreciation or Depreciation
Realized gain or loss from an investment is recorded at the time of disposition and calculated using the weighted average cost method. Unrealized appreciation or depreciation reflects the changes in fair value of investments as determined in compliance with the valuation policy as discussed in Note 6.
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
ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or provision in the current year. Determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors, including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the next 12 months.
If we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2017, we had one loan on non-accrual status.
Interest income on CLO equity investments is recognized using the effective interest method as required by ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

cash flows and our cost basis. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.
During the three months ended March 31, 2017, we recorded $3.0 million in reductions to the Reference Amount on seven of our CLO equity investments. During the three months ended March 31, 2016, we recorded $1.1 million in reductions to the Reference Amount on three of our CLO equity investments.
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
Deferred Financing Costs
Deferred financing costs represent fees and other direct expenses incurred in connection with the issuance of debt. These costs are currently amortized over the life of ACSF Funding’s secured revolving credit facility using the straight line method.
Distributions to Stockholders
Distributions to stockholders are recorded on the ex-dividend date.
Other General and Administrative Expenses
Other general and administrative expenses include audit and tax fees, legal fees, board of directors' fees, rent, insurance, IT system costs, custody, transfer agent and other operating expenses. These expenses are recognized on an accrual basis.
Note 3. Management Agreement
Prior to January 3, 2017 we were managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect wholly owned subsidiary of American Capital, Ltd (“American Capital”), pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, IHAM was appointed as our new investment adviser. Additionally, on January 3, 2017, we entered into an interim management agreement with our Manager pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was automatically terminated in accordance with its terms as a result of its deemed “assignment” under the 1940 Act, following the acquisition of American Capital by Ares Capital on January 3, 2017. The Interim Management Agreement will remain in effect until the earlier of (a) the date a new management agreement is approved by our stockholders and (b) June 3, 2017, unless terminated earlier by ACSF or our Manager. Consistent with Rule 15a-4 of the 1940 Act, the Interim Management Agreement provides that our Manager will be compensated for serving as ACSF’s investment adviser at the same rate as in the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

quarter, with no incentive fee. For the three months ended March 31, 2017 and 2016, we recognized a management fee expense of $531 and $497, respectively.
Pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our initial public offering (“IPO”) in January 2014 (the “Expense Cap”). The Expense Cap was voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement, and thus the Expense Cap expired on January 3, 2017.
Beginning in the first quarter of 2017, our Manager has voluntarily agreed to be responsible for certain of our quarterly other operating expenses in excess of a certain percentage of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP, for the three month period ended March 31, 2017 (the “Q1 Voluntary Expense Cap”). The Q1 Voluntary Expense Cap was calculated based on an annual rate of 0.75% of our consolidated net assets less net unrealized appreciation or depreciation as of March 31, 2017.
For the three months ended March 31, 2017, our Manager was responsible for $437 of other operating expenses as a result of the Q1 Voluntary Expense Cap. For the three months ended March 31, 2016, our Prior Manager was responsible for $238 of other operating expenses as a result of the Prior Manager's Expense Cap.
Additionally, for each of the remaining three quarters of fiscal 2017, our Manager has voluntarily agreed to be responsible for certain of our quarterly other operating expenses in excess of (a) with respect to the three months ended June 30, 2017 and September 30, 2017, an annual rate of 1.00% of our consolidated net assets less net unrealized appreciation or depreciation as of June 30, 2017 and September 30, 2017, respectively, and (b) with respect to the three months ended December 31, 2017, an annual rate of 1.25% of our consolidated net assets less unrealized appreciation or depreciation as of December 31, 2017 (collectively, the "Q2-Q4 Voluntary Expense Cap"), provided, in each case (i) the stockholders of the Company have approved a new investment advisory and management agreement with our Manager (the “New Management Agreement”) prior to June 3, 2017 and (ii) the New Management Agreement remains effective as of the date we file our Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable, for such quarter period.
Note 4. Related Party Transactions
Administrative Services Agreement
We are externally managed by our Manager and do not have any employees. Our Manager is responsible for administering our business activities and day-to-day operations pursuant to the Interim Management Agreement, subject to the supervision and oversight of our Board of Directors (our “Board”). Most of the services necessary for managing our investment portfolio and making our investment decisions are provided by investment professionals employed by our Manager or certain of its affiliates. Further, pursuant to the Interim Management Agreement, our Manager has agreed to provide us with certain administrative services. Our Manager provides such services to us via its administrative services agreement (the “Administrative Agreement”) with Ares Operations LLC (“Ares Operations”), a subsidiary of Ares Management, pursuant to which Ares Operations provides IHAM with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services, services relating to the marketing and sale of interests in vehicles managed by IHAM, managing the services and oversight of custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary, which allows IHAM to fulfill all of its responsibilities under the Interim Management Agreement, subject to the supervision and oversight of the Board. Pursuant to the Interim Management Agreement, we are responsible for reimbursing our Manager for certain of these expenses incurred on our behalf.  For the three months ended March 31, 2017, we recognized $27 of such expenses that were reimbursable to our Manager.  Pursuant to our Prior Management Agreement, we were responsible for reimbursing our Prior Manager, American Capital and its affiliates for certain expenses incurred on our behalf. For the three months ended March 31, 2016, we recognized $194 of such expenses that were reimbursable to our Prior Manager.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	2017	2016
Numerator — Net Earnings	$2,752	$2,168
Denominator — weighted average shares	10,000	10,000
Net Earnings per share — basic and diluted	$0.28	$0.22

Note 6. Investments
We value our investments at fair value in accordance with the 1940 Act and ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for our investments existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on the investments to be different than the valuations currently assigned.
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
There may be instances when independent or third-party pricing sources are not available, or cases where we believe that the third-party pricing sources do not provide sufficient evidence to support a market participant's view of the fair value of the debt investment being valued. These instances may result from an investment in a less liquid loan such as a middle market loan, a mezzanine loan or unitranche loan, or a loan to a company that has become financially distressed. In these instances, we may estimate the fair value based on a combination of a market yield valuation methodology and evaluated pricing discussed above, or solely based on a market yield valuation methodology. Under the market yield valuation methodology, we estimate the fair value based on a discounted cash flow technique. For these loans, the unobservable inputs used in the market yield valuation methodology to measure fair value reflect management's best estimate of assumptions that would be used by market participants when pricing the investment in a hypothetical transaction, including estimated remaining life, current market yield and interest

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

rate spreads of similar loans and securities as of the measurement date. We will estimate the remaining life based on market data for the average life of similar loans. However, if we have information that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life to be used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since many loans are prepaid prior to the maturity date. The interest rate spreads used to estimate the fair value of our loans is based on current interest rate spreads of similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.
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
The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$190,897	$—	$161,784	$29,113
Second lien floating rate loans	14,399	—	12,017	2,382
CLO equity	42,031	—	—	42,031
Total Investments	$247,327	$—	$173,801	$73,526

	December 31, 2016
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$188,098	$—	$188,098	$—
Second lien floating rate loans	15,429	—	14,875	554
CLO equity	41,329	—	—	41,329
Common equity	16	—	—	16
Total Investments	$244,872	$—	$202,973	$41,899

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2017 as well as the portion of net unrealized appreciation (depreciation) for the three months ended March 31, 2017 related to those assets still held as of March 31, 2017:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Total
December 31, 2016 (1)	$—	$554	$41,329	$16	$41,899
Purchases	10,546	1,010	1,540	—	13,096
Sales	—	—	—	(9)	(9)
Repayments (2)	882	—	(2,646)	—	(1,764)
Amortization of discount/premium (3)	2	—	1,835	—	1,837
Transfers out (4)	—	(554)	—	—	(554)
Transfers in (4)	17,509	1,357	—	—	18,866
Realized gains, net	(11)	—	—	9	(2)
Net unrealized appreciation (depreciation)	185	15	(27)	(16)	157
Ending Balance – March 31, 2017	$29,113	$2,382	$42,031	$—	$73,526
Net change in net unrealized appreciation (depreciation) attributable to our Level 3 assets still held as of March 31, 2017	$165	$15	$(163)	$(16)	$1

(1)
Beginning balances as of December 31, 2016 are presented as stated in our December 31, 2016 Annual Report on Form 10-K and were not updated to reflect the differences resulting from exercising judgment on observability of inputs to leveling as discussed in note (4) below.  The financial effects of these differences appear as transfer between Level 2 and Level 3 during the current fiscal quarter.

(2)	Includes total cash distributions from CLO equity investments.

(3)	Includes income accrual from CLO equity investments.

(4)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period. Transfers in to Level 3 for Floating Rate Loans were due to an accounting policy change to classify vendor priced securities with only one broker quote supporting the price as a Level 3 investment beginning in the first quarter of 2017.

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2016 as well as the portion of net unrealized depreciation for the three months ended March 31, 2016 related to those assets still held as of March 31, 2016:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Total
Beginning Balance – December 31, 2015	$—	$359	$36,854	$37,260
Purchases	—	—	1,493	1,493
Repayments (1)	—	(11)	(3,600)	(3,611)
Amortization of discount/premium (2)	—	—	1,657	1,657
Net unrealized appreciation (depreciation)	—	9	(2,587)	(2,478)
Ending Balance – March 31, 2016	$—	$357	$33,817	$34,321
Net change in net unrealized depreciation attributable to our Level 3 assets still held as of March 31, 2016	$—	$9	$(2,587)	$(2,478)

(1)	Includes total cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of March 31, 2017:

				Range
	Fair Value	Valuation Techniques/ Methodology	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
First lien floating rate loans	$29,113	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Second lien floating rate loans	2,382	Third-party vendor pricing service	N/A	N/A	N/A	N/A
CLO equity	42,031	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Total	$73,526

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of December 31, 2016:

				Range
	Fair Value	Valuation Techniques/ Methodology	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Second lien floating rate loans	$554	Third-party vendor pricing service	N/A	N/A	N/A	N/A
CLO equity	41,329	Discounted Cash Flow	Discount rate Prepayment rate Default rate	11.7% 25.0% 2.2%	26.7% 25.0% 2.7%	17.0% 25.0% 2.4%
Common equity	16	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Total	$41,899

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

We use Standard & Poor's, an independent international financial data and investment services company and provider of global equity indexes, for classifying the industry groupings of our SFRL investments. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total SFRLs as of March 31, 2017 and December 31, 2016. Our investments in CLOs are excluded from the table.

	March 31, 2017	December 31, 2016
Electronics/electric	18.9%	17.8%
Health Care	12.6%	11.0%
Business equipment and services	10.7%	11.4%
Diversified Insurance	5.2%	6.9%
Aerospace and Defense	4.6%	4.6%
Industrial Equipment	4.5%	2.9%
Clothing/Textiles	4.2%	3.2%
Containers and Glass Products	4.0%	3.4%
Food Products	3.7%	3.3%
Financial Intermediaries	2.8%	2.8%
Retailers (except food and drug)	2.4%	3.4%
Telecommunications	2.4%	2.4%
Food/drug retailers	2.3%	1.2%
Publishing	2.0%	1.7%
Utilities	1.9%	2.2%
Chemical/plastics	1.9%	2.0%
Building & Development	1.8%	1.8%
Home Furnishings	1.7%	1.0%
Leisure goods/activities/movies	1.4%	2.6%
Oil and Gas	1.3%	1.8%
Cable and Satellite Television	1.2%	1.2%
Surface transport	1.1%	1.2%
Lodging and Casinos	1.1%	1.6%
Ecological services and equipment	1.0%	—%
Broadcast Radio and Television	0.9%	1.9%
Conglomerates	0.5%	1.6%
Cosmetics/Toiletries	0.4%	1.4%
Steel	0.1%	1.2%
Manufacturing	—%	1.2%
Other	3.4%	1.3%
Total	100.0%	100.0%
Certain Standard & Poor’s industry classifications as of December 31, 2016 were changed to conform with the current period presentation.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

Note 7. Debt
Secured Revolving Credit Facility
ACSF Funding is a party to a secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”), which allows ACSF Funding to borrow up to $135,000. The Credit Facility matures on December 18, 2018. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. On January 3, 2017, ACSF Funding entered into an amendment to the documents governing the Credit Facility that amended the relevant provisions of the Credit Facility to reflect the appointment of IHAM as ACSF’s new investment adviser. As of March 31, 2017 and December 31, 2016, the fair value of the assets pledged as collateral in ACSF Funding was $203,375 and $207,827, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a sufficient borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended. If ACSF Funding terminates the commitment amount in whole or in part prior to June 18, 2017, ACSF Funding will be required to pay a make-whole fee equal to the sum of the present values of all future spread amounts that would have been payable in respect of the total commitments (or terminated portion thereof) during the period from the termination date through June 18, 2017.
ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the current lender commitments under the Credit Facility to the extent the outstanding amount of committed loans is less than an amount equal to 90% of the aggregate commitments through the commitment termination date, payable quarterly in arrears.
As of March 31, 2017, there was $103,400 outstanding under the Credit Facility, which had a fair value of $103,400 and a stated interest rate of 2.80%. As of December 31, 2016, there was $104,900 outstanding under the Credit Facility, which had a fair value of $104,900 and a stated interest rate of 2.52%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of March 31, 2017 and December 31, 2016, ACSF and ACSF Funding were in compliance in all material respects with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.
For the three months ended March 31, 2017, we incurred interest and commitment fees on the Credit Facility of $643 and $67, respectively. For the three months ended March 31, 2016, we incurred interest and commitment fees on the Credit Facility of $583 and $58, respectively.
Note 8. Taxes
Income Taxes
We have elected to be treated as a RIC for income tax purposes. In order to qualify as a RIC, among other things, we are required to distribute annually at least 90% of our ordinary income, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we are not subject to the entity level taxes on earnings timely distributed to our stockholders. We intend to make sufficient annual distributions to substantially eliminate our corporate level income taxes.
Income determined under GAAP differs from income determined under tax because of both temporary and permanent differences in income and expense recognition, including (i) unrealized gains and losses associated with debt investments marked to fair value for GAAP but excluded from taxable income until realized or settled, (ii) timing differences on income recognition for our CLO equity investments, (iii) premium amortization and gain adjustments attributable to net built-in gains recognized upon our IPO and (iv) capital losses in excess of capital gains earned in a tax year do not reduce current year taxable income, and generally can be carried forward to offset capital gains.
At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three months ended March 31, 2017 and 2016, we recorded an excise tax provision of $19 and $27, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

Note 9. Consolidated Financial Highlights

	Three Months Ended March 31,
	2017	2016
Per Share Data:
Net asset value, beginning of period	$13.68	$11.79
Net investment income	0.31	0.29
Net realized and unrealized loss on investments	(0.04)	(0.07)
Net Earnings	0.27	0.22
Distributions to stockholders	(0.29)	(0.29)
Net asset value, end of period	$13.66	$11.72
Per share market value, end of period	$13.75	$10.03
Total return based on market value (1), (5)	18.18%	5.38%
Total return based on net asset value (1), (5)	2.01%	2.66%
Ratios to Average Net Assets:
Net investment income (2)	9.35%	9.97%
Operating expenses (2), (3)	2.06%	2.69%
Interest and related expenses (2)	2.18%	2.30%
Total expenses (2), (3)	4.24%	4.99%
Supplemental Data:
Net assets, end of period	$136,631	$117,187
Shares outstanding, end of period	10,000	10,000
Average debt outstanding	$99,244	$104,340
Asset coverage per unit, end of period (4)	$2,317	$2,186
Portfolio turnover ratio (5)	25.86%	4.11%

(1)
Total return is based on the change in market price or net asset value per share during the period and takes into account distributions reinvested in accordance with the dividend reinvestment and stock purchase plan.

(2)	Annualized for periods less than one year.

(3)
For the three months ended March 31, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement as a result of the Q1 Voluntary Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.36% and 5.54%, respectively, without the Q1 Voluntary Expense Cap for the three months ended March 31, 2017. For the three months ended March 31, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.51% and 5.81%, respectively, without the Expense Cap for the three months ended March 31, 2016.

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
Note 10. Capital Transactions
On February 3, 2017, we declared a monthly cash distribution to stockholders of $0.097 per share for each of February, March and April 2017 (See Note 12).
Note 11. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of March 31, 2017 or December 31, 2016.
Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words "million" or "billion")

not recognized by the Company until the commitment becomes funded. As of March 31, 2017, we had $90.9 of outstanding unused loan commitments. As of December 31, 2016, we had $81.5 of outstanding unused loan commitments.

Note 12. Subsequent Events
We declared a monthly cash distribution to stockholders of $0.097 per share for each of May, June and July 2017. The monthly cash distributions will be paid to common stockholders of record as set forth in the table below:

	Distribution per Share	Record Date	Ex-Dividend Date	Payment Date
May 2017	$0.097	May 24, 2017	May 22, 2017	June 2, 2017
June 2017	$0.097	June 23, 2017	June 21, 2017	July 6, 2017
July 2017	$0.097	July 24, 2017	July 20, 2017	August 2, 2017

On May 5, 2017, our Manager voluntarily agreed to be responsible for the Q1 Voluntary Expense Cap. The Q1 Voluntary Expense Cap was implemented for the three month period ended March 31, 2017.  Additionally, for each of the remaining three quarters of fiscal 2017, our Manager has voluntarily agreed to be responsible for the Q2-Q4 Voluntary Expense Cap, which is subject to our stockholders approving the New Management Agreement prior to June 3, 2017 and such New Management Agreement remaining effective as of the date we file our Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable, for the corresponding quarter period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.
Forward-Looking Statements
Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere in this report. The forward-looking statements contained herein involve risks and uncertainties, including statements as to: (i) our future operating results; (ii) our business prospects and the prospects of our portfolio companies; (iii) the impact of investments that we expect to make; (iv) our contractual arrangements and relationships with third-parties; (v) the dependence of our future success on the general economy and market conditions and their respective impact on the portfolio companies and industries in which we invest; (vi) the ability of our portfolio companies to achieve their objectives; (vii) our expected financings and investments; (viii) the adequacy of our cash resources and working capital; and (ix) the timing of cash flows, if any, from the operations of our portfolio companies.
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
Prior to January 3, 2017, we were managed by American Capital ACSF Management, LLC (our “Prior Manager”) pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, we entered into an interim management agreement with Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”) pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was terminated in accordance with its terms on January 3, 2017. The Interim Management Agreement will remain in effect until the earlier of (a) the date a new management agreement is approved by our stockholders and (b) June 3, 2017, unless terminated earlier by ACSF or IHAM. Pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our initial public offering (“IPO”) in January 2014 (the “Expense Cap”). The Expense Cap was voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement, and thus the Expense Cap expired on January 3, 2017.
Beginning in the first quarter of 2017, our Manager has voluntarily agreed to be responsible for certain of our quarterly other operating expenses in excess of a certain percentage of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP, for the three month period ended March 31, 2017 (the “Q1 Voluntary Expense Cap”). The Q1 Voluntary Expense Cap was calculated based on an annual rate of 0.75% of our consolidated net assets less net unrealized appreciation or depreciation as of March 31, 2017.

Additionally, for each of the remaining three quarters of fiscal 2017, our Manager has voluntarily agreed to be responsible for certain of our quarterly other operating expenses in excess of (a) with respect to the three months ended June 30, 2017 and September 30, 2017, an annual rate of 1.00% of our consolidated net assets less net unrealized appreciation or depreciation as of June 30, 2017 and September 30, 2017, respectively, and (b) with respect to the three months ended December 31, 2017, an annual rate of 1.25% of our consolidated net assets less unrealized appreciation or depreciation as of December 31, 2017, provided, in each case (i) the stockholders of the Company have approved a new investment advisory and management agreement with our

Manager (the “New Management Agreement”) prior to June 3, 2017 and (ii) the New Management Agreement remains effective as of the date we file our Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable, for such quarter period.
Investments
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Manager actively manages our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “Loan Portfolio”) which are commonly referred to as leveraged loans. Standard and Poor's (“S&P”) defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. Senior Floating Rate Loans are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest in debt and equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by Senior Floating Rate Loans. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of Senior Floating Rate Loan positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in Senior Floating Rate Loans.
Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to U.S. based large-market private companies, the level of merger and acquisition activity for such companies, the general economic environment, market conditions and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” as defined by Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The definition of “eligible portfolio company” includes private operating companies and certain public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, in each case organized under the laws of and with their principal place of business located in the United States. Investments in debt and equity tranches of CLOs are generally deemed nonqualified assets for BDC compliance purposes; therefore, under normal market conditions, we intend to limit our CLO investments to 20% of our portfolio.
Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The leveraged loan market has grown substantially in recent years with the amount of total leveraged loans outstanding exceeding $1.2 trillion as of March 31, 2017. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite the size and liquidity of the loan market, there continues to be volatility in the loan market as a result of (i) the dynamic correlation between retail fund flows, and (ii) the financial performance of the underlying issuers that comprise the asset class. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with first lien and second lien transactions that support leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for large to mid-sized borrowers.
During the three months ended March 31, 2017, technical factors in the leveraged loan market were strong as retail inflows and expanding CLO issuance supported over $200 billion of new issuance, which included $54 billion in loan refinancings or recapitalizations. The technical environment contributed to a rebound in loan prices, as the average bid of the S&P/LSTA Leveraged Loan Index improved to 98.7% of par as of March 31, 2017, up from the December 31, 2016 average bid price of 98.1% of par. Similarly, technical factors resulted in an improvement in CLO equity prices from the prior quarter. CLO fair values as of March 31, 2017 benefited from an improvement in loan prices and stronger bids from investors.

Portfolio and Investment Activity
As of March 31, 2017, our portfolio was comprised of 77% first lien loans, 6% second lien loans and 17% CLO equity, measured at fair value. The Loan Portfolio consisted of 157 portfolio companies in 34 industries, and the CLO portfolio included 22 CLOs managed by 15 different collateral managers with vintages ranging from 2012 to 2015. Our Loan Portfolio consisted of all floating rate investments with 99.4% having LIBOR floors ranging between 0.75% and 1.50%. The weighted average LIBOR floor in our Loan Portfolio was 1.00% as of March 31, 2017. The following table depicts a summary of the portfolio as of March 31, 2017:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$192,441	$190,897	$(1,544)	5.16%
Second lien floating rate loans	15,683	14,399	(1,284)	8.30%
Total Senior Floating Rate Loans	208,124	205,296	(2,828)	5.40%
CLO equity	53,059	42,031	(11,028)	11.87%
Total Investment Portfolio	$261,183	$247,327	$(13,856)	6.71%

The average yield at cost during the three months ended March 31, 2017 on the Loan Portfolio, CLO portfolio and the total investment portfolio was 5.36%, 14.14% and 7.17%, respectively.

The portfolio is actively managed, with a turnover ratio of 25.86% for the three months ended March 31, 2017. During the three months ended March 31, 2017, the rotation of the Loan Portfolio reflected our Manager's active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that our Manager believes have better relative values. The following tables depict the portfolio activity for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
($ in thousands)	First Lien	Second Lien	CLO Equity	Common Equity	Total
Fair value, December 31, 2016	$188,098	$15,429	$41,329	$16	$244,872
Purchases	60,291	1,941	1,540	—	63,772
Sales	(33,726)	(2,509)	—	(9)	(36,244)
Repayments (1)	(23,570)	(464)	(2,646)	—	(26,680)
Non-cash income accrual (2)	72	8	1,835	—	1,915
Net realized gains	366	87	—	9	462
Net unrealized depreciation	(634)	(93)	(27)	(16)	(770)
Fair value, March 31, 2017	$190,897	$14,399	$42,031	$—	$247,327

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three months ended March 31, 2017.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLO equity using the effective interest method during the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio companies, December 31, 2016	149	21	170
Purchases (new)	44	1	45
Complete exit	(36)	—	(36)
Portfolio companies, March 31, 2017	157	22	179

As of December 31, 2016, our portfolio was comprised of 77% first lien loans, 6% second lien loans and 17% CLO equity, measured at fair value. The Loan Portfolio consisted of 128 portfolio companies in 46 industries, and the CLO portfolio included 21 CLOs managed by 15 different collateral managers. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.25%. The weighted average LIBOR floor in our Loan Portfolio was 1.00% as of December 31, 2016. The following table depicts a summary of the portfolio as of December 31, 2016:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$189,009	$188,098	$(911)	5.18%
Second lien floating rate loans	16,626	15,429	(1,197)	8.29%
Total Senior Floating Rate Loans	205,635	203,527	(2,108)	5.43%
CLO equity	52,330	41,329	(11,001)	14.14%
Common equity	—	16	16	—%
Total Investment Portfolio	$257,965	$244,872	$(13,093)	7.20%

The average yield during the three months ended March 31, 2016 on the Loan Portfolio, the CLO portfolio and investment portfolio was 5.42%, 10.04% and 6.44%, respectively.

The portfolio is actively managed, with a turnover ratio of 4.11% for the three months ended March 31, 2016. The following tables depict the portfolio activity for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
($ in thousands)	First Lien	Second Lien	CLO Equity	Equity	Total
Fair value, December 31, 2015	$169,580	$22,575	$36,854	$47	$229,056
Purchases	7,062	440	1,493	—	8,995
Sales	(6,911)	(1,504)	—	—	(8,415)
Repayments (1)	(7,702)	(3,321)	(3,600)	—	(14,623)
Non-cash income accrual (2)	54	4	1,657	—	1,715
Net realized gains (losses)	(905)	15	—	—	(890)
Net unrealized appreciation (depreciation)	3,008	(341)	(2,587)	100	180
Fair value, March 31, 2016	$164,186	$17,868	$33,817	$147	$216,018

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three months ended March 31, 2016.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three months ended March 31, 2016.

	Three Months Ended March 31, 2016
	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio companies, December 31, 2015	128	20	148
Purchases (new)	9	2	11
Complete exit	(9)	—	(9)
Portfolio companies, March 31, 2016	128	22	150

As of March 31, 2017, approximately 73% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. As of March 31, 2017, approximately 7.9% of our Loan Portfolio, at fair value was not rated by S&P. The following chart shows the S&P facility credit rating of our rated Loan Portfolio at fair value as of March 31, 2017:

First Lien	Second Lien

Results of Operations

Operating results for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Investment income:
Senior floating rate loans	$2,777	$2,688
CLO equity	1,835	1,657
Total investment income	4,612	4,345
Expenses:
Interest and other debt related costs	733	664
Management fee	531	497
Other expenses	713	517
Total expenses	1,977	1,678
Expense reimbursement	(437)	(238)
Net expenses	1,540	1,440
Net investment income before taxes	3,072	2,905
Income tax provision	(19)	(27)
Net investment income	3,053	2,878
Net realized and unrealized loss on investments:
Net realized gain (loss) on investments	462	(890)
Net unrealized (depreciation) appreciation on investments	(763)	180
Net loss on investments	(301)	(710)
Net Earnings	$2,752	$2,168

Investment Income
Investment income increased $0.3 million, or 6%, to $4.6 million for the three months ended March 31, 2017 compared to the comparable period in 2016. The increase was a result of a larger investment portfolio, on average, during the first quarter of 2017 compared to the comparable period in 2016. Investment income generated from the Loan Portfolio totaled $2.8 million and income from the CLO portfolio totaled $1.8 million for the three months ended March 31, 2017. The weighted average yield at cost on our loan portfolio, CLO portfolio and total portfolio was 5.36%, 14.14% and 7.17%, respectively, during the first quarter of 2017 as compared to 5.42%, 10.04% and 6.44%, respectively, during the first quarter of 2016.
Net Expenses
Net expenses increased $0.1 million, or 6.9%, to $1.5 million for the three months ended March 31, 2017 compared to the comparable period in 2016. The increase in net expenses was primarily driven by an increase in interest expense due to an increase in LIBOR and higher management fees as a result of higher total assets during the first quarter of 2017 compared to the comparable period in 2016.

The following table outlines the costs associated with our credit facility during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Interest expense	$643	$583
Commitment fees	67	58
Amortization of deferred financing costs	23	23
Total debt financing costs	$733	$664

Average debt outstanding	$99,244	$104,340
Average cost of funds (1)	2.90%	2.55%
Weighted average stated interest rate	2.59%	2.21%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs
Net Realized Gain (Loss) on Investments
Sales and repayments of investments during the three months ended March 31, 2017 totaled $62.9 million resulting in a net realized gain on investments of $0.5 million. Sales and repayments of investments during the three months ended March 31, 2016 totaled $23.0 million resulting in a net realized loss on investments of $0.9 million.
Net Unrealized Appreciation (Depreciation)
During the three months ended March 31, 2017, we recognized net unrealized depreciation on investments of $0.8 million primarily composed of the reversal of net unrealized appreciation related to net realized gains of $0.5 million and net unrealized depreciation on investments of $0.3 million. See Note 6 to our consolidated financial statements for the three months ended March 31, 2017, for more information on net unrealized depreciation.
Income Taxes
We have elected be treated as a RIC for income tax purposes. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements; additionally, we must distribute annually at least 90% of our ordinary income, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we generally are not subject to the entity level taxes on earnings timely distributed to our stockholders. At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates.
Financial Condition, Liquidity and Capital Resources
Liquidity and capital resources arise primarily from our cash flows from operations, borrowings from our wholly owned subsidiary's secured revolving credit facility and any follow-on equity offerings of common stock and other supplementary financing mechanisms.
In order to qualify as a RIC, we must annually distribute in a timely manner to our stockholders at least 90% of our taxable ordinary income. In addition, we must also distribute in a timely manner to our stockholders all of our taxable ordinary and capital income in order to not be subject to income taxes. Accordingly, our ability to retain earnings is limited.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of March 31, 2017, our net asset value was $13.66 per share and our closing market price was $13.75 per share.
Debt Capital
Our wholly owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company, ("ACSF Funding") is party to a secured revolving credit facility with Bank of America, N.A. (as amended and restated, the "Credit Facility"). Under the Credit Facility, ACSF Funding can borrow up to $135 million with a maturity date of December 18, 2018. The Credit Facility generally bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.80% and also has a commitment fee equal to 0.75% on the unused amount of the commitments to the extent the outstanding amount of loans is less than 90% of the aggregate commitments. The Credit Facility is secured by ACSF Funding's assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. Advance rates vary on the type of collateral owned by ACSF Funding and can range up to 80%. On January 3, 2017, ACSF Funding entered into an amendment to the documents governing the Credit Facility that amended the relevant provisions of the Credit Facility to reflect the appointment of our Manager as our new investment adviser.
As of March 31, 2017, we had $103.4 million in borrowings outstanding on our Credit Facility. The fair value of the assets owned by ACSF Funding as of March 31, 2017 was $203.4 million and the borrowing base was $150.9 million. On a consolidated basis, as of March 31, 2017, ACSF's ratio of our principal debt outstanding to stockholders equity was 0.76 to 1. As of March 31, 2017, we had approximately $31.6 million of available capacity on our Credit Facility.
As a BDC, we are permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of March 31, 2017 and December 31, 2016, our asset coverage was 232% and 230%, respectively.
Off-Balance Sheet Arrangements
Commitments to extend credit include loans we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. We do not report the unused portion of these commitments on our Consolidated Statements of Assets and Liabilities. As of both March 31, 2017 and December 31, 2016, we had $0.1 million of outstanding unused loan commitments.
Distributions to Stockholders
When determining distributions to stockholders, our Board considers estimated taxable income, GAAP income and economic performance. Actual taxable income may differ from GAAP income due to temporary and permanent differences in income and expense recognition and changes in unrealized appreciation and depreciation on investments. The specific tax characteristics are reported to stockholders on Form 1099 after the end of each calendar year.
The table below details the distributions to stockholders declared on our shares of common stock during the three months ended March 31, 2017 and 2016 ($ in thousands except for per share data):

($ in thousands, except per share data)
Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
February 3, 2017	February 15, 2017	February 17, 2017	March 2, 2017	$0.097	$970
February 3, 2017	March 21, 2017	March 23, 2017	April 4, 2017	0.097	970
February 3, 2017	April 18, 2017	April 20, 2017	May 2, 2017	$0.097	970
Total declared during the three months ended March 31, 2017				$0.291	$2,910

February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	0.097	970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	0.097	970
Total declared during the three months ended March 31, 2016				$0.291	$2,910
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
Critical Accounting Policies
See Note 2 to our consolidated financial statements for the three months ended March 31, 2017, which describes our critical accounting policies. The recently issued accounting pronouncements not yet required to be adopted by us are as follows.

New Accounting Pronouncements
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of March 31, 2017, 99% of the debt investments in our portfolio had interest rate floors between 0.75% and 1.50%. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor, and therefore, our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of March 31, 2017, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and debt financing.

($ in thousands except per share data) Basis point increase in base rate	Interest income	Interest expense	Net increase to Net Earnings	Net increase per share
300	$6,285	$3,042	$3,243	$0.32
200	$4,192	$2,028	$2,164	$0.22
100	$2,098	$1,014	$1,084	$0.11
(100)	$(211)	$(26)	$(185)	$(0.02)
(200)	$(211)	$(26)	$(185)	$(0.02)
(300)	$(211)	$(26)	$(185)	$(0.02)
Although management believes that this measure is indicative of our sensitivity to interest rates, it does not reflect any potential impact to the fair value of our investments as a result of changes to interest rates, nor does it adjust for potential changes in spreads or changes in the credit market, credit quality, size and composition of the assets in our consolidated statements of assets and liabilities and other business developments that could affect the net increase/(decrease) in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.
The above sensitivity analysis does not include our CLO equity investments. CLO equity investments are levered structures that are collateralized primarily with first lien floating rate loans that may have LIBOR floors and are levered primarily with floating rate debt that does not have a LIBOR floor. The residual cash flows available to the equity holders of the CLOs will decline as interest rates increase until interest rates surpass the LIBOR floors on the floating rate loans. However, the revenue recognized on our CLO equity investments is calculated using the effective interest method which incorporates a forward LIBOR curve in the projected cash flows. Any change to base interest rates that is not in-line with the forward LIBOR curve used in the projections, in either the timing or magnitude of the change, or change in spreads will cause actual distributions to differ from the current projections and will impact the related revenue recognized from these investments.
The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO equity investments as of March 31, 2017(1).

(1)
Forward LIBOR curve used to develop the cash flows incorporated in the March 31, 2017 valuations and the cash flows used to calculate the effective yield at cost as of March 31, 2017. Source: Bloomberg as of April 26, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment. In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are not the only risks facing our Company.

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

*10.1
Amended and Restated Credit Agreement, dated as of October 29, 2015, among ACSF Funding I, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 2.k.2 of Amendment No. 2 to Form N-2 (Registration Statement No 333-205463), filed November 3, 2015.

*10.2
Amendment Agreement dated as of January 3, 2017, to the Amended and Restated Credit Agreement, dated as of October 29, 2015, among ACSF Funding I, LLC the lenders party thereto, incorporated herein by reference to Exhibit 10.2 of form 10-K for the fiscal year ended December 31, 2016 (File No. 814-01025), filed March 9, 2017.

*10.3
Interim Management Agreement, dated as of January 3, 2017, between American Capital Senior Floating, Ltd, and Ivy Hill Asset Management, L.P., incorporated herein by reference to Exhibit 10.1 of Form 8-K as of January 3, 2017 (File No. 814-01025), filed January 5, 2017

10.4	Form of Indemnification Agreement between American Capital Senior Floating, Ltd. and directors and certain officers.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	May 10, 2017	By:	/s/ Kevin Braddish
Kevin Braddish President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2017	By:	/s/ Penni F. Roll
Penni F. Roll Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2017	By:	/s/ Scott C. Lem
Scott C. Lem Chief Accounting Officer (Principal Accounting Officer)