Form 10-Q
period 2017-06-30
American Capital Senior Floating, Ltd.
filed 2017-08-08
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2017
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to ______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2017
Common stock, $0.01 par value	10,000,100

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2017 (unaudited)	December 31, 2016
Assets:
Investments, fair value (cost of $264,203 and $257,965, respectively)	$252,032	$244,872
Cash and cash equivalents	1,247	8,795
Receivable for investments sold	1,824	2,272
Deferred financing costs	135	181
Interest receivable	417	779
Prepaid expenses and other assets	756	143
Receivable from affiliate (Notes 3 and 4)	176	298
Total assets	$256,587	$257,340
Liabilities:
Secured revolving credit facility payable (Note 7)	$98,200	$104,900
Payable for investments purchased	22,407	12,202
Management fee payable (Note 3)	533	2,046
Interest payable (Note 7)	24	34
Taxes payable (Note 8)	28	117
Payable to affiliate (Note 4)	13	156
Other liabilities and accrued expenses	298	126
Distributions to stockholders payable (Note 10)	970	970
Total liabilities	122,473	120,551
Commitments and contingencies (Note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000 issued and outstanding; 300,000 authorized	100	100
Paid-in capital in excess of par	150,949	150,949
Accumulated undistributed net investment income	1,809	2,133
Accumulated net realized loss from investments	(6,573)	(3,300)
Net unrealized depreciation on investments	(12,171)	(13,093)
Total net assets	134,114	136,789
Total liabilities and net assets	$256,587	$257,340
Net asset value per share outstanding	$13.41	$13.68

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest	$4,119	$4,272	$8,731	$8,617
Total investment income	4,119	4,272	8,731	8,617
Expenses:
Interest and commitment fee (Note 7)	746	617	1,456	1,258
Management fee (Note 3)	533	511	1,064	1,008
Professional fees	260	181	603	234
Insurance	91	109	239	220
Amortization of deferred financing costs	23	23	46	46
Other general and administrative expenses (Note 4)	190	443	413	796
Total expenses	1,843	1,884	3,821	3,562
Expense reimbursement (Note 3)	(176)	(455)	(614)	(693)
Net expenses	1,667	1,429	3,207	2,869
Net investment income before taxes	2,452	2,843	5,524	5,748
Income tax (provision) benefit (Note 8)	(9)	125	(28)	98
Net investment income	2,443	2,968	5,496	5,846
Net realized and unrealized gain (loss) on investments:
Net realized loss on investments	(3,735)	(409)	(3,273)	(1,299)
Net unrealized appreciation on investments	1,685	7,709	922	7,889
Net gain (loss) on investments	(2,050)	7,300	(2,351)	6,590
Net increase in net assets resulting from operations (“Net Earnings”)	$393	$10,268	$3,145	$12,436

Net investment income per share	$0.24	$0.30	$0.55	$0.58
Net Earnings per share (Note 5)	$0.04	$1.03	$0.31	$1.24
Distributions to stockholders declared per share	$0.29	$0.29	$0.58	$0.58
Weighted average shares outstanding	10,000	10,000	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Operations:
Net investment income	$5,496	$5,846
Net realized loss on investments	(3,273)	(1,299)
Net unrealized appreciation on investments	922	7,889
Net Earnings	3,145	12,436

Distributions to stockholders:
From net investment income	(5,820)	(5,820)

Net increase (decrease) in net assets	(2,675)	6,616

Net assets, beginning of period	136,789	117,929
Net assets, end of period	$134,114	$124,545

Undistributed net investment income included in net assets	$1,809	$1,586
Common shares outstanding	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Earnings	$3,145	$12,436
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss on investments	3,273	1,299
Net unrealized appreciation on investments	(922)	(7,889)
Accretion of CLO interest income	(3,263)	(3,306)
Net amortization of discount on loans	(127)	(133)
Amortization of deferred financing costs	46	46
Purchase of investments, net	(111,685)	(34,698)
Proceeds from disposition of investments, net	116,217	52,222
Changes in operating assets and liabilities:
Interest receivable	362	7
Prepaid expenses and other assets	(613)	(258)
Receivable from affiliate	122	(221)
Management fee payable	(1,513)	472
Interest payable	(10)	(26)
Taxes payable	(89)	(209)
Payable to affiliate	(143)	(56)
Other liabilities and accrued expenses	172	(59)
Net cash provided by operating activities	4,972	19,627
Cash Flows from Financing Activities:
Distributions to stockholders paid	(5,820)	(5,820)
Payments on revolving credit facility, net	(6,700)	(13,100)
Net cash used in financing activities	(12,520)	(18,920)
Net change in cash and cash equivalents	(7,548)	707
Cash and cash equivalents at beginning of period	8,795	2,474
Cash and cash equivalents at end of period	$1,247	$3,181
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$1,466	$1,284
Cash paid for income taxes	$130	$240
Cash received for income tax benefit	$(126)	$—
Distributions to stockholders declared and payable during the period	$5,820	$5,820

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —144.0% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	05/30/2021	5.05%	L+ 3.75	1.00%	Leisure Goods/Activities/Movies	$1,942	$1,938	$1,934
Academy, Ltd. (5)	07/01/2022	5.17%	L+ 4.00	1.00%	Retailers (except food and drug)	900	802	696
Acosta, Inc. (5)	09/26/2021	4.48%	L+ 3.25	1.00%	Business Equipment and Services	2,425	2,398	2,185
Advanced Integration Technology LP (5), (6), (7)	04/03/2023	6.73%	L+ 5.50	1.00%	Industrial Equipment	1,995	1,995	2,007
Aegis Toxicology Sciences Corporation (5)	02/24/2021	5.79%	L+ 4.50	1.00%	Health Care	1,617	1,611	1,615
Air Medical Group Holdings, Inc. (5)	04/28/2022	4.47%	L+ 3.25	1.00%	Health Care	1,960	1,963	1,927
Air Medical Group Holdings, Inc. (5)	04/28/2022	5.00%	L+ 4.00	1.00%	Health Care	498	496	497
Albertson's LLC (5)	12/21/2022	4.29%	L+ 3.00	0.75%	Food/Drug Retailers	985	964	976
Alliant Holdings Intermediate, LLC (5)	08/12/2022	4.42%	L+ 3.25	1.00%	Diversified Insurance	1,711	1,705	1,711
American Residential Services, LLC (5), (7)	06/30/2022	5.23%	L+ 4.00	1.00%	Ecological Services and Equipment	1,990	1,985	1,997
American Tire Distributors, Inc. (5)	09/01/2021	5.48%	L+ 4.25	1.00%	Retailers (except food and drug)	961	958	967
Anchor Glass Container Corporation (5)	12/07/2023	4.34%	L+ 3.25	—%	Containers and Glass Products	1,713	1,705	1,724
AqGen Ascensus, Inc. (5)	12/05/2022	5.30%	L+ 4.00	1.00%	Financial Intermediaries	1,728	1,679	1,749
Aquilex LLC (5), (6)	12/31/2020	5.12%	L+ 4.00	1.00%	Business Equipment and Services	905	904	891
Arctic Glacier U.S.A., Inc. (5)	03/20/2024	5.48%	L+ 4.25	1.00%	Food Products	997	993	1,010
Ardent Legacy Acquisitions, Inc. (5)	08/04/2021	6.80%	L+ 5.50	1.00%	Health Care	326	324	328
Ascend Learning, LLC (5)	07/31/2019	5.73%	L+ 4.50	1.00%	Business Equipment and Services	578	577	580
AssuredPartners, Inc. (5), (7)	10/21/2022	4.73%	L+ 3.50	—%	Insurance	1,331	1,331	1,333
Asurion, LLC (5)	08/04/2022	4.48%	L+ 3.25	1.00%	Diversified Insurance	2,102	2,084	2,114
BCP Raptor, LLC (5), (6)	06/24/2024	5.25%	L+ 4.25	1.00%	Energy	1,100	1,074	1,089
BCPE Eagle Buyer LLC (5)	03/18/2024	5.48%	L+ 4.25	1.00%	Health Care	1,496	1,482	1,504
Big Jack Holdings LP (5), (6), (7)	04/05/2024	5.48%	L+ 4.25	1.00%	Food/Drug Retailers	1,995	1,985	2,005
BJ's Wholesale Club, Inc. (5)	02/03/2024	4.97%	L+ 3.75	1.00%	Food/Drug Retailers	1,904	1,900	1,850
Blackboard, Inc. (5)	06/30/2021	6.16%	L+ 5.00	1.00%	Electronics/Electric	2,399	2,399	2,393
Brand Energy & Infrastructure Services, Inc. (5)	06/21/2024	5.25%	L+ 4.25	1.00%	Oil and Gas	2,495	2,470	2,496
BWAY Intermediate Company, Inc. (5), (7)	04/03/2024	4.33%	L+ 3.25	—%	Containers and Glass Products	806	803	807
Calceus Acquisition, Inc. (5)	01/31/2020	5.23%	L+ 4.00	1.00%	Clothing/Textiles	2,301	2,306	2,113
Candy Intermediate Holdings, Inc. (5),	06/15/2023	5.80%	L+ 4.50	1.00%	Food Products	1,782	1,780	1,714
Carecore National, LLC (5), (6)	03/05/2021	5.23%	L+ 4.00	1.00%	Health Care	1,951	1,951	1,975
Catalina Marketing Corporation (5)	04/09/2021	4.73%	L+ 3.50	1.00%	Business Equipment and Services	2,387	2,387	2,004
CB Poly Investments, LLC (5), (6)	08/16/2023	6.48%	L+ 5.25	1.00%	Clothing/Textiles	1,489	1,476	1,492
CCM Merger, Inc. (5)	08/06/2021	3.98%	L+ 2.75	0.75%	Lodging and Casinos	724	721	728
Charter NEX US, Inc. (5)	05/16/2024	4.48%	L+ 3.25	1.00%	Manufacturing	600	597	601
CIBT Global, Inc.(5), (6)	06/01/2024	5.20%	L+ 4.00	1.00%	Service & Equipment	1,000	997	1,005

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans —144.0% of Net Assets
Comfort Holding, LLC (5)	02/05/2024	5.88%	L+ 4.75	1.00%	Home Furnishings	$2,263	$2,251	$2,275
CPI Holdco, LLC (5)	03/21/2024	5.30%	L+ 4.00	1.00%	Industrial Equipment	1,995	1,985	2,007
CT Technologies Intermediate Holdings, Inc. (5), (6)	12/01/2021	5.48%	L+ 4.25	1.00%	Electronics/Electric	490	488	489
DiversiTech Holdings, Inc. (5)	06/03/2024	4.70%	L+ 3.50	1.00%	Industrials	2,000	1,995	2,005
DJO Finance LLC (5)	06/08/2020	4.30%	L+ 3.25	1.00%	Health Care	997	977	989
Dole Food Company, Inc. (5), (7)	04/06/2024	4.24%	L+ 3.00	1.00%	Food Products	857	853	860
DTI Holdco, Inc. (5)	09/30/2023	6.42%	L+ 5.25	1.00%	Electronics/Electric	746	744	730
Duff & Phelps Corporation (5)	04/23/2020	5.05%	L+ 3.75	1.00%	Financial Intermediaries	2,381	2,382	2,400
Dynacast International LLC (5), (7)	01/28/2022	4.55%	L+ 3.25	1.00%	Industrial Equipment	534	534	537
Eastern Power, LLC (5)	10/02/2023	5.23%	L+ 4.00	1.00%	Utilities	1,921	1,911	1,915
EIG Investors Corp. (3), (5) , (7)	02/09/2023	5.24%	L+ 4.00	1.00%	Electronics/Electric	2,360	2,354	2,370
Epicor Software Corporation (5)	06/01/2022	4.98%	L+ 3.75	1.00%	Electronics/Electric	1,954	1,940	1,956
Erie Acquisition Holdings, Inc. (5)	03/01/2023	6.05%	L+ 4.75	1.00%	Business Equipment and Services	490	482	492
ExamWorks Group, Inc. (5)	07/27/2023	4.48%	L+ 3.25	1.00%	Business Equipment and Services	993	996	998
Expro Finservices S.à r.l. (3), (5)	09/02/2021	5.96%	L+ 4.75	1.00%	Oil and Gas	1,945	1,927	1,339
Fairmount Minerals, Ltd. (3), (5)	09/05/2019	4.65%	L+ 3.50	1.00%	Nonferrous Metals/Minerals	396	397	375
FHC Health Systems, Inc. (5)	12/23/2021	5.23%	L+ 4.00	1.00%	Health Care	1,485	1,466	1,390
Filtration Group Corporation (5)	11/23/2020	4.48%	L+ 3.25	1.00%	Industrial Equipment	983	983	986
Flexera Software LLC (5)	04/02/2020	4.80%	L+ 3.50	1.00%	Electronics/Electric	993	993	1,001
Gates Global LLC (5)	04/01/2024	4.55%	L+ 3.25	1.00%	Automotive	1,052	1,051	1,054
Genesys Telecommunications Laboratories, Inc (5)	12/01/2023	5.30%	L+ 4.00	1.00%	Business Equipment and Services	497	491	500
GTCR Valor Companies, Inc. (5), (7)	06/16/2023	7.23%	L+ 6.00	1.00%	Business Equipment and Services	1,846	1,850	1,859
Harland Clarke Holdings Corp. (5)	12/31/2021	7.30%	L+ 6.00	1.00%	Publishing	696	698	701
Harland Clarke Holdings Corp. (5)	02/09/2022	6.80%	L+ 5.50	1.00%	Publishing	144	143	145
Helix Generation, LLC (5). (7)	06/03/2024	4.96%	L+ 3.75	1.00%	Utilities	425	423	428
HGIM Corp. (5)	06/18/2020	5.75%	L+ 4.50	1.00%	Surface Transport	1,444	1,446	632
Hummel Station LLC (5), (6)	10/27/2022	7.23%	L+ 6.00	1.00%	Energy	2,000	1,871	1,860
Hyland Software, Inc. (5)	07/01/2022	4.48%	L+ 3.25	0.75%	Electronics/Electric	2,452	2,436	2,471
Hyperion Insurance Group Limited (3), (5)	04/29/2022	5.25%	L+ 4.00	1.00%	Diversified Insurance	706	707	712
IBC Capital Limited (3), (5)	09/09/2021	4.98%	L+ 3.75	1.00%	Business Equipment and Services	992	984	979
Immucor, Inc. (5)	08/17/2018	5.00%	L+ 3.75	1.25%	Conglomerates	970	972	972
Immucor, Inc. (5)	06/27/2021	6.25%	L+ 5.25	1.00%	Conglomerates	2,500	2,475	2,526
Indra Holdings Corp. (5)	05/03/2021	5.42%	L+ 4.25	1.00%	Clothing/Textiles	1,185	1,179	715
Infoblox Inc. (5)	11/07/2023	6.23%	L+ 5.00	1.00%	Electronics/Electric	1,429	1,403	1,440
Informatica Corporation (5)	08/05/2022	4.80%	L+ 3.50	1.00%	Electronics/Electric	1,938	1,934	1,939
Information Resources, Inc. (5)	01/18/2024	5.47%	L+ 4.25	1.00%	Business Equipment and Services	2,425	2,414	2,438
IPC Corp. (5)	08/06/2021	5.67%	L+ 4.50	1.00%	Telecommunications	1,466	1,461	1,395
Jazz Acquisition, Inc. (5)	06/21/2021	4.80%	L+ 3.50	1.00%	Aerospace and Defense	1,942	1,945	1,892
JC Penney Corp Inc (3), (5)	06/23/2023	5.45%	L+ 4.25	1.00%	Retailers (except food and drug)	741	744	732

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans —144.0% of Net Assets
Jo-Ann Stores, Inc. (5)	10/20/2023	6.39%	L+ 5.00	1.00%	Retailers (except food and drug)	$566	$557	$565
KEMET Corporation (5), (6)	04/26/2024	7.17%	L+ 6.00	1.00%	Electronics	2,444	2,401	2,456
Kingpin Intermediate Holdings LLC (5), (6)	06/29/2024	6.25%	L+ 5.25	1.00%	Service & Equipment	875	871	880
Kraton Polymers LLC (3), (5)	01/06/2022	5.23%	L+ 4.00	1.00%	Chemical/Plastics	1,040	1,055	1,051
Kronos Acquisition Intermediate Inc. (3), (5)	08/26/2022	5.79%	L+ 4.50	1.00%	Cosmetics/Toiletries	711	698	719
Kronos Incorporated (5)	11/01/2023	4.68%	L+ 3.50	1.00%	Electronics/Electric	2,288	2,281	2,307
LANDesk Software Group, Inc. (5)	01/20/2024	5.48%	L+ 4.25	1.00%	Electronics/Electric	2,595	2,577	2,586
Learning Care Group (US) No. 2 Inc. (5), (6)	05/05/2021	5.06%	L+ 4.00	1.00%	Business Equipment and Services	987	987	992
Liberty Cablevision of Puerto Rico LLC (5)	01/07/2022	4.66%	L+ 3.50	1.00%	Cable and Satellite Television	1,000	994	992
Life Time Fitness, Inc. (5)	06/10/2022	4.23%	L+ 3.00	1.00%	Leisure Goods/Activities/Movies	860	856	863
LSF9 Atlantis Holdings LLC (5)	05/01/2023	7.06%	L+ 6.00	1.00%	Telecommunications/Cellular Communications	1,000	990	1,011
Marine Acquisition Corp. (5)	01/30/2021	4.98%	L+ 3.75	1.00%	Manufacturing	993	993	1,000
McGraw-Hill Global Education Holdings, LLC (5)	05/04/2022	5.23%	L+ 4.00	1.00%	Publishing	1,987	1,975	1,959
Meter Readings Holdings, LLC (5). (6)	08/29/2023	6.95%	L+ 5.75	1.00%	Electronics/Electric	662	653	668
Mirion Technologies, Inc. (5)	03/31/2022	6.05%	L+ 4.75	1.00%	Utilities	1,995	1,997	1,996
Mister Car Wash Holdings, Inc. (5)	08/20/2021	5.00%	L+ 3.75	1.00%	Business Equipment and Services	745	739	748
Mitchell International, Inc. (5)	10/13/2020	4.54%	L+ 3.50	1.00%	Electronics/Electric	2,365	2,371	2,382
MND Holdings III Corp (5), (6)	06/19/2024	5.50%	L+ 4.50	1.00%	Consumer Products	1,800	1,791	1,816
Mohegan Tribal Gaming Authority (5)	10/13/2023	5.23%	L+ 4.00	1.00%	Lodging and Casinos	1,496	1,517	1,515
Murray Energy Corporation (5)	04/16/2020	8.55%	L+ 7.25	1.00%	Nonferrous Metals/Minerals	992	952	972
NFP Corp (5)	01/08/2024	4.80%	L+ 3.50	1.00%	Diversified Insurance	2,487	2,476	2,497
nThrive, Inc. (5), (7)	10/20/2022	5.73%	L+ 4.50	1.00%	Health Care	1,990	1,990	2,003
Oak Parent, Inc. (5), (6)	10/26/2023	5.73%	L+ 4.50	1.00%	Clothing/Textiles	1,342	1,332	1,342
Omnitracs, LLC (5)	11/25/2020	5.05%	L+ 3.75	1.00%	Electronics/Electric	987	974	992
Onex Carestream Finance LP (5)	06/07/2019	5.25%	L+ 4.00	1.00%	Electronics/Electric	1,561	1,564	1,555
Opal Acquisition, Inc. (5)	11/27/2020	5.30%	L+ 4.00	1.00%	Health Care	2,891	2,879	2,690
Optiv Inc. (5)	02/01/2024	4.44%	L+ 3.25	1.00%	Business Equipment and Services	1,039	1,037	1,022
PAE Holding Corporation (5)	10/20/2022	6.73%	L+ 5.50	1.00%	Aerospace and Defense	558	548	563
Patterson Medical Supply, Inc. (5), (6)	08/28/2022	5.98%	L+ 4.75	1.00%	Health Care	2,000	1,975	1,960
PetSmart, Inc. (5)	03/11/2022	4.22%	L+ 3.00	1.00%	Retailers (except food and drug)	485	483	453
Plaskolite, LLC (5)	11/03/2022	5.30%	L+ 4.00	1.00%	Chemical/Plastics	1,397	1,392	1,407
Plaze, Inc. (5)	07/31/2022	4.80%	L+ 3.50	1.00%	Chemical/Plastics	820	819	826
PODS, LLC (5)	02/02/2022	4.34%	L+ 3.25	1.00%	Surface Transport	987	978	994
Pregis Holding I Corporation (5)	05/20/2021	4.80%	L+ 3.50	1.00%	Chemical/Plastics	1,350	1,334	1,355
Presidio, Inc. (5)	02/02/2022	4.40%	L+ 3.25	1.00%	Electronics/Electric	1,141	1,141	1,147
Press Ganey Holdings, Inc. (5)	10/21/2023	4.48%	L+ 3.25	1.00%	Health Care	398	396	400
PrimeLine Utility Services LLC (5)	11/14/2022	6.62%	L+ 5.50	1.00%	Utilities	1,101	1,093	1,094

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans —144.0% of Net Assets
ProAmpac PG Borrower LLC (5)	11/20/2023	5.21%	L+ 4.00	1.00%	Containers and Glass Products	$448	$444	$454
Project Alpha Intermediate Holding, Inc. (5)	04/26/2024	4.67%	L+ 3.50	1.00%	Technology	1,765	1,756	1,756
Quorum Health Corporation (3), (5)	04/29/2022	7.98%	L+ 6.75	1.00%	Health Care	995	988	1,002
Renaissance Learning, Inc. (5)	04/09/2021	5.05%	L+ 3.75	1.00%	Electronics/Electric	1,913	1,912	1,923
Russell Investments US Institutional Holdco, Inc. (3), (5)	06/01/2023	6.98%	L+ 5.75	1.00%	Financial Intermediaries	249	253	253
Seahawk Holdings Limited (5)	10/31/2022	7.23%	L+ 6.00	1.00%	Electronics/Electric	1,949	1,936	1,982
Sears Roebuck Acceptance Corp. (3), (5)	06/30/2018	5.72%	L+ 4.50	1.00%	Retailers (except food and drug)	732	729	723
Securus Technologies Holdings, Inc. (5)	04/30/2020	4.75%	L+ 3.50	1.25%	Telecommunications	1,806	1,793	1,808
Serta Simmons Bedding, LLC (5)	11/08/2023	4.56%	L+ 3.50	1.00%	Home Furnishings	1,995	1,986	1,996
SMS System Maintenance Services, Inc. (5)	10/30/2023	6.23%	L+ 5.00	1.00%	Business Equipment and Services	1,990	1,981	1,989
Solera, LLC (3), (5)	03/03/2023	4.48%	L+ 3.25	1.00%	Electronics/Electric	943	931	948
StandardAero Aviation Holdings, Inc. (5)	07/07/2022	4.98%	L+ 3.75	1.00%	Aerospace and Defense	1,160	1,154	1,171
Sterigenics-Nordion Holdings, LLC (5), (6)	05/15/2022	4.23%	L+ 3.00	1.00%	Health Care	891	884	889
Strategic Partners Acquisition Corp. (5), (6), (7)	06/30/2023	5.73%	L+ 4.50	1.00%	Clothing/Textiles	2,244	2,244	2,244
STS Operating, Inc. (5)	02/12/2021	4.96%	L+ 3.75	1.00%	Industrial Equipment	1,869	1,875	1,880
Summit Midstream Partners Holdings, LLC (3), (5), (6)	05/13/2022	7.23%	L+ 6.00	1.00%	Oil and Gas	612	606	621
Surgery Center Holdings, Inc. (3), (5)	11/03/2020	4.83%	L+ 3.75	1.00%	Health Care	1,950	1,945	1,962
Syniverse Holdings, Inc (5)	04/23/2019	4.17%	L+ 3.00	1.00%	Telecommunications	749	695	703
Syniverse Holdings, Inc. (5)	04/23/2019	4.30%	L+ 3.00	1.00%	Telecommunications	1,464	1,446	1,373
TCH-2 Holdings, LLC (5), (6)	05/06/2021	5.23%	L+ 4.00	1.00%	Electronics/Electric	541	526	544
Thermasys Corp. (5)	05/03/2019	5.31%	L+ 4.00	1.25%	Industrial Equipment	435	435	390
TIBCO Software Inc (5)	12/04/2020	5.73%	L+ 4.50	1.00%	Business Equipment and Services	1,494	1,506	1,504
Tricorbraun Holdings, Inc. (5)	11/30/2023	5.05%	L+ 3.75	—%	Containers and Glass Products	905	922	914
Tricorbraun Holdings, Inc. (5), (9)	11/30/2023	4.75%	L+ 3.75	1.00%	Containers and Glass Products	91	1	1
Truck Hero, Inc. (5)	04/22/2024	5.16%	L+ 4.00	1.00%	Automotive	2,000	1,980	1,988
Turbocombustor Technology, Inc. (5)	12/02/2020	5.80%	L+ 4.50	1.00%	Aerospace and Defense	3,377	3,361	3,175
U.S. Renal Care, Inc. (5)	12/30/2022	5.55%	L+ 4.25	1.00%	Health Care	493	489	478
Unifrax I LLC (3), (5), (7)	04/04/2024	5.05%	L+ 3.75	1.00%	Industrial Equipment	742	740	748
University Support Services LLC (5)	07/06/2022	6.48%	L+ 5.25	1.00%	Health Care	1,181	1,181	1,189
Veritas US Inc. (5)	01/27/2023	5.80%	L+ 4.50	1.00%	Electronics/Electric	1,992	1,949	1,999
VF Holding Corp. (5)	06/30/2023	4.55%	L+ 3.25	1.00%	Insurance	1,044	1,040	1,045
Wilsonart LLC (5)	12/19/2023	4.80%	L+ 3.50	1.00%	Building & Development	746	751	750
WP CPP Holdings, LLC (5)	12/28/2019	4.67%	L+ 3.50	1.00%	Aerospace and Defense	2,397	2,394	2,318
Zekelman Industries, Inc. (5)	06/14/2021	4.79%	L+ 3.50	1.00%	Steel	117	117	117
Total First Lien Floating Rate Loans						$196,940	$195,641	$193,136

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans —11.0% of Net Assets
Advantage Sales & Marketing Inc. (5)	07/25/2022	7.80%	L+ 6.50	1.00%	Business Equipment and Services	$1,000	$995	$963
Almonde Inc (5)	06/13/2025	8.25%	L+ 7.25	1.00%	Technology	609	603	622
Anchor Glass Container Corporation (5)	12/07/2024	8.81%	L+ 7.75	1.00%	Containers and Glass Products	500	495	510
Applied Systems, Inc.	01/24/2022	7.80%	L+ 6.50	1.00%	Technology	965	961	977
Asurion, LLC (5)	03/03/2021	8.73%	L+ 7.50	1.00%	Diversified Insurance	1,000	992	1,006
BJ's Wholesale Club, Inc. (5)	02/03/2025	8.71%	L+ 7.50	1.00%	Food/Drug Retailers	345	342	335
CH Hold Corp. (5)	02/01/2025	8.48%	L+ 7.25	1.00%	Automotive	149	148	153
Checkout Holding Corp. (5)	04/11/2022	7.98%	L+ 6.75	1.00%	Business Equipment and Services	1,000	1,002	639
Del Monte Foods, Inc. (3), (5)	08/18/2021	8.69%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,032
Hyland Software Inc. (5)	05/31/2025	7.75%	L+ 7.00	0.75%	Electronics/Electric	298	297	304
Jazz Acquisition, Inc. (5)	06/19/2022	8.05%	L+ 6.75	1.00%	Aerospace and Defense	1,250	1,254	1,198
Mitchell International, Inc. (5)	10/11/2021	8.67%	L+ 7.50	1.00%	Electronics/Electric	750	714	758
NVA Holdings, Inc. (5)	08/14/2022	8.30%	L+ 7.00	1.00%	Health Care	1,500	1,507	1,517
Optiv Inc. (5)	01/31/2025	8.44%	L+ 7.25	1.00%	Business Equipment and Services	444	442	436
ProAmpac PG Borrower LLC (5)	11/18/2024	9.67%	L+ 8.50	1.00%	Containers and Glass Products	500	493	510
Radnet Management, Inc. (3), (5), (6)	03/25/2021	8.29%	L+ 7.00	1.00%	Health Care	1,000	1,009	1,005
Ranpak Corp. (5), (6)	10/03/2022	8.42%	L+ 7.25	1.00%	Containers and Glass Products	856	855	853
Solenis International, L.P. (5)	07/31/2022	7.95%	L+ 6.75	1.00%	Chemical/Plastics	500	498	502
U.S. Renal Care, Inc. (5)	12/29/2023	9.30%	L+ 8.00	1.00%	Health Care	1,000	987	946
WP CPP Holdings, LLC (5)	04/30/2021	8.92%	L+ 7.75	1.00%	Aerospace and Defense	492	499	467
Total Second Lien Floating Rate Loans						$15,658	$15,592	$14,733
CLO Equity —32.9% of Net Assets
Apidos CLO XIV, Income Notes (3), (4), (6)	04/15/2025	8.86%				$5,900	$3,870	$3,026
Apidos CLO XVIII, Income Notes (3), (4), (6)	07/22/2026	7.73%				2,500	1,753	1,511
Apidos CLO XXVII, Subordinated Notes (3), (4), (6)	07/17/2030	9.92%				5,000	4,400	4,400
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	04/17/2026	9.15%				4,750	3,378	2,703
Avery Point II CLO, Income Notes (3), (4), (6)	07/17/2025	17.85%				3,200	1,738	972
Babson 2015-1, Income Notes (3), (4), (6)	04/20/2027	15.11%				2,500	1,860	1,500
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	04/15/2027	5.88%				2,500	1,832	1,185
Carlyle Global Market Strategies CLO 2014-3, LTD., Subordinated Notes (3), (4), (6)	07/27/2026	15.33%				2,000	1,549	1,554
Carlyle Global Market Strategies CLO 2015-3, LTD., Subordinated Notes (3), (4), (6)	07/28/2028	12.17%				3,000	2,269	2,312
Carlyle Global Market Strategies CLO 2017-3, LTD., Subordinated Notes (3), (4), (6)	07/20/2029	9.43%				2,000	1,800	1,800
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	07/23/2025	13.68%				4,675	3,180	2,571

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2017
(unaudited, in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity —32.9% of Net Assets
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/2025	15.38%				$2,750	$2,029	$1,601
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/2025	16.60%				2,500	1,360	1,125
Dryden 31 Senior Loan Fund, Subordinated Notes (3), (4), (6)	04/18/2026	5.28%				5,250	3,241	2,767
Dryden 38 Senior Loan Fund, Subordinated Notes (3), (4), (6)	07/15/2027	9.48%				3,000	2,365	2,178
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/16/2025	11.00%				2,750	1,781	1,340
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (3), (4), (6)	04/18/2026	23.41%				3,750	2,613	1,325
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/2024	14.48%				1,000	620	483
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	04/15/2026	8.42%				3,000	2,228	1,867
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/2025	12.22%				3,410	1,946	1,697
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	08/12/2026	8.54%				2,500	1,774	1,331
Voya 2017-2, Subordinated Notes (3), (4), (6)	06/07/2030	8.77%				2,000	1,790	1,794
Wind River CLO 2014-1, Ltd. (3), (4), (6)	04/18/2026	10.57%				5,050	3,594	3,069
Total CLO Equity						$74,985	$52,970	$44,111
Common Equity —0.0% of Net Assets
Ameriforge Group Inc., Common Equity (10)						2	—	52
Total Common Equity						$2	$—	$52
Warrants —0.0% of Net Assets
Ameriforge Group Inc., Warrants (10)						5	—	—
Total Warrants						$5	$—	$—
Total Non-Control/Non-Affiliate Investments (8) —187.9% of Net Assets						$287,590	$264,203	$252,032
Liabilities in Excess of Other Assets — (87.9%) of Net Assets								(117,918)
Net Assets — 100.0%								$134,114

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of June 30, 2017. For each CLO investment we have provided the yield as of June 30, 2017 determined using the effective interest method that will be applied to the current amortized cost of the investment in the following quarter. See Note 2 regarding the recognition of investment income on CLOs.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically the London Interbank Offered Rate (“LIBOR” or “L”) or the prime index rate (“PRIME” or “P”), and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2017, qualifying assets represented 74% of total assets at fair value.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)	Assets are held at ACSF Funding I, LLC (“ACSF Funding”), a wholly owned special purpose financing vehicle, and are pledged as collateral for a secured revolving credit facility (see Note 7).

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)	All or a portion of this position has not settled as of June 30, 2017.

(8)
Net estimated unrealized loss for federal income tax purposes is $13,181 as of June 30, 2017 based on a tax cost of $265,213. Estimated aggregate gross unrealized loss for federal income tax purposes as of June 30, 2017 is $14,767; estimated aggregate gross unrealized gain for federal income tax purposes as of June 30, 2017 is $1,586.

(9)	Debt investment has an unfunded loan commitment of $90.9 (See Note 11).

(10)	Common stock is non-income producing.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans — 137.5% of Net Assets
24 Hour Fitness Worldwide, Inc. (6)	05/28/2021	4.75%	L+ 3.75	1.00%	Leisure Goods/Activities/Movies	$1,952	$1,947	$1,937
Acosta, Inc. (6)	09/26/2021	4.25%	L+ 3.25	1.00%	Business Equipment and Services	2,450	2,420	2,396
ADMI Corp. (6)	04/29/2022	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	1,534	1,531	1,549
Aegis Toxicology Sciences Corporation (6)	02/24/2021	5.50%	L+ 4.50	1.00%	Health Care	1,625	1,618	1,550
Agrofresh Inc. (4), (6)	07/31/2021	5.75%	L+ 4.75	1.00%	Chemical/Plastics	641	639	594
Air Medical Group Holdings, Inc. (6)	04/28/2022	4.25%	L+ 3.25	1.00%	Health Care	1,970	1,974	1,970
Albertson’s LLC (6)	12/21/2022	4.25%	L+ 3.25	0.75%	Food/drug retailers	988	965	1,002
AlixPartners, LLP (6)	07/28/2022	4.00%	L+ 3.00	1.00%	Financial Intermediaries	980	978	990
Alliant Holdings Intermediate, LLC (6)	08/12/2022	5.25%	L+ 4.00	1.00%	Diversified Insurance	497	493	503
Alliant Holdings Intermediate, LLC (6)	08/12/2022	4.75%	L+ 3.50	1.00%	Diversified Insurance	1,034	1,032	1,042
Allied Universal Holdco LLC (6), (9)	07/28/2022	5.50%	L+ 4.50	1.00%	Business equipment and services	84	82	86
Allied Universal Holdco LLC (6)	07/28/2022	5.50%	L+ 4.50	1.00%	Business Equipment and Services	832	824	841
Altice France S.A. (4), (6)	01/15/2024	5.14%	L+ 4.25	0.75%	Cable and Satellite Television	1,492	1,479	1,515
American Tire Distributors, Inc. (5)	09/01/2021	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	966	962	965
Amneal Pharmaceuticals LLC (6)	11/01/2019	4.50%	L+ 3.50	1.00%	Drugs	982	982	986
AmWINS Group, LLC (6)	09/06/2019	4.75%	L+ 3.75	1.00%	Diversified Insurance	2,904	2,913	2,940
Anchor Glass Container Corporation (6)	12/07/2023	4.25%	L+ 3.25	1.00%	Containers and Glass Products	1,722	1,713	1,739
APLP Holdings Limited Partnership (4), (6)	04/13/2023	6.00%	L+ 5.00	1.00%	Utilities	457	445	464
AqGen Ascensus, Inc. (6)	12/05/2022	5.50%	L+ 4.50	1.00%	Financial Intermediaries	1,486	1,433	1,488
Aquilex LLC (6)	12/31/2020	5.00%	L+ 4.00	1.00%	Business Equipment and Services	906	905	889
Ardent Legacy Acquisitions, Inc. (6)	08/04/2021	6.50%	L+ 5.50	1.00%	Health Care	329	327	328
Arnhold and S. Bleichroeder Holdings, Inc. (6)	12/01/2022	5.00%	L+ 4.00	0.75%	Financial Intermediaries	707	695	715
Ascend Learning, LLC (6)	07/31/2019	5.50%	L+ 4.50	1.00%	Business Equipment and Services	581	580	586
Asurion, LLC (6)	08/04/2022	5.00%	L+ 4.00	1.00%	Diversified Insurance	2,144	2,125	2,176
Avaya Inc. (6)	05/29/2020	6.25%	L+ 5.25	1.00%	Electronics/Electric	1,484	1,256	1,294
Bass Pro Shops (6)	12/15/2023	5.97%	L+ 5.00	0.75%	Retailers (except food & drug)	1,000	990	992
BJ’s Wholesale Club, Inc. (6)	09/26/2019	4.50%	L+ 3.50	1.00%	Food/Drug Retailers	1,424	1,424	1,439
Blackboard Inc. (6)	06/30/2021	6.00%	L+ 5.00	1.00%	Electronics/Electric	2,411	2,411	2,434
BWay Intermediate Company, Inc. (6)	08/14/2023	4.75%	L+ 3.75	1.00%	Containers and Glass Products	2,344	2,330	2,355
C.H.I. Overhead Doors, Inc. (6)	07/29/2022	4.50%	L+ 3.50	1.00%	Building and Development	665	662	667
Calceus Acquisition, Inc. (6)	01/31/2020	5.00%	L+ 4.00	1.00%	Clothing/Textiles	2,313	2,319	2,030
Candy Intermediate Holdings, Inc. (6)	06/15/2023	5.50%	L+ 4.50	1.00%	Food Products	1,791	1,789	1,807
Carecore National, LLC (6)	03/05/2021	5.50%	L+ 4.50	1.00%	Health Care	1,999	1,999	1,971

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
HFOTCO LLC (6)	08/19/2021	4.25%	L+ 3.25	1.00%	Oil and Gas	$1,487	$1,433	$1,484
HGIM Corp. (6)	06/18/2020	5.50%	L+ 4.50	1.00%	Surface Transport	1,451	1,454	1,143
Hyland Software, Inc. (6)	7/1/2022	4.75%	L+ 3.75	1.00%	Electronics/Electric	2,458	2,440	2,477
IBC Capital Limited (4), (6)	9/9/2021	4.98%	L+ 3.75	1.00%	Business Equipment and Services	997	988	989
Immucor, Inc. (6)	8/17/2018	5.00%	L+ 3.75	1.25%	Conglomerates	975	978	945
Indra Holdings Corp. (6)	5/1/2021	5.25%	L+ 4.25	1.00%	Clothing/Textiles	1,185	1,178	797
Infoblox Inc. (6)	11/7/2023	6.00%	L+ 5.00	1.00%	Electronics/Electric	1,429	1,401	1,424
Informatica Corporation (6)	8/5/2022	4.50%	L+ 3.50	1.00%	Electronics/Electric	1,975	1,971	1,970
Information Resources, Inc. (6), (8)	12/20/2023	5.25%	L+ 4.25	1.00%	Business Equipment and Services	2,431	2,419	2,453
Information Resources, Inc. (6)	9/30/2020	5.56%	L+ 3.75	1.00%	Business Equipment and Services	1,929	1,937	1,942
Inmar, Inc. (6)	1/27/2021	4.50%	L+ 3.50	1.00%	Business Equipment and Services	2,691	2,673	2,677
Ion Media Networks, Inc. (6)	12/18/2020	4.50%	L+ 3.50	1.00%	Broadcast Radio and Television	1,897	1,905	1,920
IPC Corp. (6)	8/6/2021	5.50%	L+ 4.50	1.00%	Electronics/Electric	1,474	1,468	1,421
Jaguar Holding Company I (6)	8/18/2022	4.25%	L+ 3.25	1.00%	Drugs	1,478	1,472	1,496
Jazz Acquisition, Inc. (6)	6/19/2021	4.50%	L+ 3.50	1.00%	Aerospace and Defense	1,952	1,955	1,841
Jo-Ann Stores, LLC (6)	10/20/2023	6.26%	L+ 5.00	1.00%	Retailers (except food & drug)	500	490	505
Kronos Acquisition Intermediate Inc. (4), (6)	8/26/2022	6.00%	L+ 5.00	1.00%	Cosmetics/Toiletries	988	967	999
Kronos Incorporated (6), (8)	11/1/2023	5.00%	L+ 4.00	1.00%	Cosmetics/Toiletries	2,300	2,292	2,332
Landslide Holdings, Inc. (6)	9/27/2022	5.50%	L+ 4.50	1.00%	Electronics/Electric	648	641	657
Learning Care Group (US) No. 2 Inc. (6)	5/5/2021	5.00%	L+ 4.00	1.00%	Business Equipment and Services	987	987	997
Liberty Cablevision of Puerto Rico LLC (6)	1/7/2022	4.50%	L+ 3.50	1.00%	Cable and Satellite Television	1,000	993	996
Life Time Fitness, Inc. (6)	6/10/2022	4.25%	L+ 3.25	1.00%	Leisure Goods/Activities/Movies	865	859	872
Manitowoc Foodservice, Inc. (4), (6)	3/3/2023	5.75%	L+ 4.75	1.00%	Industrial Equipment	635	623	646
McGraw-Hill Global Education Holdings, LLC (6)	5/4/2022	5.00%	L+ 4.00	1.00%	Publishing	995	991	998
Mediware Information Systems, Inc. (6)	9/28/2023	5.75%	L+ 4.75	1.00%	Electronics/Electric	499	494	503
Meter Readings Holdings, LLC (6)	8/29/2023	6.75%	L+ 5.75	1.00%	Electronics/Electric	665	655	679
Mister Car Wash Holdings, Inc. (6), (8)	8/20/2021	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	125	124	126
Mister Car Wash Holdings, Inc. (6), (8)	8/20/2021	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	623	619	626
Mitchell International, Inc. (6)	10/13/2020	4.50%	L+ 3.50	1.00%	Electronics/Electric	2,377	2,384	2,384
Moneygram International, Inc. (4), (6)	3/27/2020	4.25%	L+ 3.25	1.00%	Business Equipment and Services	583	561	578
MPH Acquisition Holdings LLC (6)	6/7/2023	5.00%	L+ 4.00	1.00%	Health Care	464	462	473
National Financial Partners Corp. (6)	7/1/2020	6.25%	L+ 3.50	1.00%	Diversified Insurance	1,943	1,951	1,963
NFP Corp. (6), (8)	1/8/2024	4.50%	L+ 3.50	1.00%	Insurance	2,500	2,488	2,526
NVA Holdings, Inc. (6)	8/14/2021	5.50%	L+ 4.50	1.00%	Health Care	394	393	396
Oak Parent, Inc. (6)	10/26/2023	5.50%	L+ 4.50	1.00%	Clothing/Textiles	1,367	1,357	1,375

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
Omnitracs, LLC (6)	11/25/2020	4.75%	L+ 3.75	1.00%	Electronics/Electric	$992	$977	$1,002
Onex Carestream Finance LP (6)	6/7/2019	5.00%	L+ 4.00	1.00%	Electronics/Electric	1,610	1,613	1,568
Opal Acquisition, Inc. (6)	11/27/2020	5.00%	L+ 4.00	1.00%	Health Care	2,899	2,885	2,776
Ortho-Clinical Diagnostics Holdings Luxembourg S.À R.L. (4), (6)	6/30/2021	4.75%	L+ 3.75	1.00%	Health Care	2,445	2,392	2,432
PAE Holding Corporation (6)	10/20/2022	6.50%	L+ 5.50	1.00%	Aerospace and Defense	571	560	577
Peabody Energy Corporation (4), (6), (10)	9/24/2020	4.25%	L+ 3.25	1.00%	Nonferrous Metals/Minerals	771	647	755
PetSmart, Inc. (6)	3/11/2022	4.00%	L+ 3.00	1.00%	Retailers (except food & drug)	488	485	490
Plaskolite, LLC (6)	11/3/2022	5.75%	L+ 4.75	1.00%	Chemical/Plastics	920	914	924
Plaze, Inc. (6)	7/31/2022	5.25%	L+ 4.25	1.00%	Chemical/Plastics	824	823	828
PODS, LLC (6)	2/2/2022	4.50%	L+ 3.50	1.00%	Surface Transport	992	982	1,004
Power Buyer, LLC (6)	5/6/2020	4.25%	L+ 3.25	1.00%	Utilities	993	992	996
Presidio, Inc. (6)	2/2/2022	5.25%	L+ 4.25	1.00%	Electronics/Electric	1,281	1,281	1,297
Press Ganey Holdings, Inc. (6)	10/23/2023	4.25%	L+ 3.25	1.00%	Health Care	400	398	403
PrimeLine Utility Services LLC (6)	11/14/2022	6.50%	L+ 5.50	1.00%	Utilities	1,107	1,098	1,111
ProAmpac PG Borrower LLC (6)	11/20/2023	5.00%	L+ 4.00	1.00%	Containers and Glass Products	450	446	456
Quest Software US Holdings Inc. (6)	10/31/2022	7.00%	L+ 6.00	1.00%	Electronics/Electric	2,000	1,986	2,030
Quikrete Holdings, Inc. (6)	11/15/2023	4.00%	L+ 3.25	0.75%	Building and Development	1,000	995	1,011
Rackspace Hosting, Inc. (6)	11/3/2023	4.50%	L+ 3.50	1.00%	Electronics/Electric	500	500	507
Ravago Holdings America, Inc. (6)	7/13/2023	5.00%	L+ 4.00	1.00%	Chemical/Plastics	498	493	504
Renaissance Learning, Inc. (6)	4/9/2021	4.50%	L+ 3.50	1.00%	Electronics/Electric	1,945	1,944	1,954
RGIS Services, LLC (6)	10/18/2017	5.50%	L+ 4.25	1.25%	Business Equipment and Services	1,506	1,504	1,393
Riverbed Technology, Inc. (6)	4/25/2022	4.25%	L+ 3.25	1.00%	Electronics/Electric	1,975	1,975	1,992
Road Infrastructure Investment Holdings, Inc. (6)	6/13/2023	5.00%	L+ 4.00	1.00%	Chemical/Plastics	800	798	808
Scientific Games International, Inc. (4), (6)	10/1/2021	6.00%	L+ 5.00	1.00%	Lodging and Casinos	978	971	991
Sears Roebuck Acceptance Corp. (4), (6)	6/30/2018	5.50%	L+ 4.50	1.00%	Retailers (except food & drug)	977	970	940
Securus Technologies Holdings, Inc. (6)	4/30/2020	4.75%	L+ 3.50	1.25%	Telecommunication	1,866	1,850	1,859
Serta Simmons Bedding, LLC (6)	11/8/2023	4.50%	L+ 3.50	1.00%	Home furnishings	2,000	1,990	2,025
Shearer’s Foods, LLC (6)	6/30/2021	5.25%	L+ 4.25	1.00%	Food products	495	491	497
Solera, LLC (4), (6)	3/3/2023	5.75%	L+ 4.75	1.00%	Electronics/Electric	496	483	504
Sterigenics-Nordion Holdings, LLC (6)	5/16/2022	4.25%	L+ 3.25	1.00%	Health Care	895	888	902
STS Operating, Inc. (6)	2/12/2021	4.75%	L+ 3.75	1.00%	Industrial Equipment	1,906	1,914	1,849
Surgery Center Holdings, Inc. (4), (6)	11/3/2020	4.75%	L+ 3.75	1.00%	Health Care	1,960	1,954	1,980
Syniverse Holdings, Inc. (6)	4/23/2019	4.00%	L+ 3.00	1.00%	Telecommunication	1,466	1,444	1,288

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the word “million” or otherwise)

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
On January 3, 2017, Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”), a wholly owned portfolio company of Ares Capital Corporation (“Ares Capital”) was appointed as our new investment adviser pursuant to the Interim Management Agreement (as defined below), and on such date, we entered into the Interim Management Agreement. On May 19, 2017, a new management agreement with IHAM was approved by our stockholders (the “Management Agreement”). Ares Capital is externally managed by Ares Capital Management LLC, a subsidiary of Ares Management, L.P. (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to an investment advisory and management agreement. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF.” IHAM is a SEC-registered investment adviser that was registered under the Investment Advisers Act of 1940 on March 30, 2012.
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
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments and reclassifications which are of a normal recurring nature and considered necessary for the fair presentation of the financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

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
As of June 30, 2017 and December 31, 2016, all of our investments were non-control/non-affiliate investments.
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
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2017, we had no loans on non-accrual status.
Interest income on CLO equity investments is recognized using the effective interest method as required by ASC Subtopic 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). Under ASC 325-40, at the time of purchase, we estimate the future expected cash flows and determine the effective yield of an investment based on these estimated

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

cash flows and our cost basis. Subsequent to the purchase, these estimated cash flows are updated quarterly and a revised yield is calculated prospectively in accordance with ASC 320-10-35, Investment-Debt and Equity Securities. In the event that the fair value of an investment decreases below its current amortized cost basis, we may be required to write down the current amortized cost basis for a credit loss or to fair value depending on our hold expectations for the investment. Current amortized cost basis less the amount of any write down (“Reference Amount”) is used to calculate the effective yield used for interest income recognition purposes over the remaining life of the investment. We are precluded from reversing write downs for any subsequent increase in the expected cash flows of an investment with the effect of increasing total interest income over the life of the investment and increasing the realized loss recorded on the sale or redemption of the investment by the amount of the credit loss write down. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying loans and the timing and magnitude of projected credit losses on the loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact our estimates and interest income. As a result, actual results may differ significantly from these estimates.
During the three months ended June 30, 2017, we recorded $1.6 million in reductions to the Reference Amount on six of our CLO equity investments. During the six months ended June 30, 2017, we recorded $4.5 million in reductions to the Reference Amount on twelve of our CLO equity investments. During the three months ended June 30, 2016, there was no reduction to the Reference Amount for our CLO equity investments. During the six months ended June 30, 2016, we recorded $1.1 million in reductions to the Reference Amount on three CLO equity investments.
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
Other General and Administrative Expenses
Other general and administrative expenses include audit and tax fees, legal fees, board of directors' fees, rent, insurance, IT system costs, custody, transfer agent and other operating expenses. These expenses are recognized as incurred on an accrual basis.
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
The Management Agreement provides that our Manager will be compensated for serving as ACSF’s investment adviser at the same rate as in the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter, with no incentive fee. For the three and six months ended June 30, 2017, we recognized a management fee expense of $533 and $1,064, respectively. For the three and six months ended June 30, 2016, we recognized a management fee expense of $511 and $1,008, respectively.
Pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our initial public offering (“IPO”) in January 2014 (the “Prior Expense Cap”). The Prior Expense Cap was voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement, and thus the Prior Expense Cap expired on January 3, 2017.
Beginning in the first quarter of 2017, our Manager voluntarily agreed to be responsible for certain of our 2017 quarterly other operating expenses in excess of a certain percentage of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP (individually, for each such quarter, a “Voluntary Expense Cap” and collectively, the “Voluntary Expense Caps”). The first quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 0.75% of our consolidated net assets less net unrealized appreciation or depreciation as of March 31, 2017. The second quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 1.00% of our consolidated net assets less net unrealized appreciation or depreciation as of June 30, 2017.
For the three and six months ended June 30, 2017, our Manager was responsible for $176 and $614, respectively, of other operating expenses as a result of the applicable Voluntary Expense Caps. For the three and six months ended June 30, 2016, our Prior Manager was responsible for $455 and $693, respectively, of other operating expenses as a result of the Prior Expense Cap.
Additionally, for each of the remaining two quarters of fiscal 2017, our Manager has voluntarily agreed to be responsible for certain of our quarterly other operating expenses in excess of (a) with respect to the three months ended September 30, 2017, an annual rate of 1.00% of our consolidated net assets less net unrealized appreciation or depreciation as of September 30, 2017, respectively, and (b) with respect to the three months ended December 31, 2017, an annual rate of 1.25% of our consolidated net assets less unrealized appreciation or depreciation as of December 31, 2017, provided that the Management Agreement remains effective as of the date we file our Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable, for such quarter period.
Note 4. Related Party Transactions
Administrative Services Agreement
We are externally managed by our Manager and do not have any employees. Our Manager is responsible for administering our business activities and day-to-day operations pursuant to the Management Agreement, subject to the supervision and oversight of our Board of Directors (our “Board”). Most of the services necessary for managing our investment portfolio and making our investment decisions are provided by investment professionals employed by our Manager or certain of its affiliates. Further, pursuant to the Management Agreement, our Manager has agreed to provide us with certain administrative services. Our Manager provides such services to us via its administrative services agreement (the “Administrative Agreement”) with Ares Operations LLC (“Ares Operations”), a subsidiary of Ares Management, pursuant to which Ares Operations provides IHAM with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services, services relating to the marketing and sale of interests in vehicles managed by IHAM, managing the services and oversight of custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary, which allows IHAM to fulfill all of its responsibilities under the Management Agreement, subject to the supervision and oversight of the Board. Pursuant to the Management Agreement, we are responsible for reimbursing our Manager for certain of these expenses incurred on our behalf.  For the three and six months ended June 30, 2017, we recognized $13 and $40, respectively, of such expenses that were reimbursable to our Manager.  Pursuant to our Prior Management Agreement, we were responsible for reimbursing our Prior Manager, American Capital and its affiliates for certain expenses incurred on our behalf. For the three and six months ended June 30, 2016, we recognized $161 and $340, respectively, of such expenses that were reimbursable to our Prior Manager.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator — Net Earnings	$393	$10,268	$3,145	$12,436
Denominator — weighted average shares	10,000	10,000	10,000	10,000
Net Earnings per share — basic and diluted	$0.04	$1.03	$0.31	$1.24

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
ASC 820 provides a framework for measuring the fair value of assets and liabilities and provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings. When available, we determine the fair value of our investments using unadjusted quoted prices from active markets. Where inputs for an asset or liability fall into more than one level in the fair value hierarchy, the investment is classified in its entirety based on the lowest level input that is significant to that investment’s fair value measurement. We use judgment and consider factors specific to the investment when determining the significance of an input to a fair value measurement. Our policy is to recognize transfers in and out of levels as of the beginning of each reporting period. The three levels of the fair value hierarchy and investments that fall into each of the levels are described below:
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
There may be instances when independent or third-party pricing sources are not available, or cases where we believe that the third-party pricing sources do not provide sufficient evidence to support a market participant’s view of the fair value of the debt investment being valued. These instances may result from an investment in a less liquid loan such as a middle market loan, a mezzanine loan or unitranche loan, or a loan to a company that has become financially distressed. In these instances, we may estimate the fair value based on a combination of a market yield valuation methodology and evaluated pricing discussed above, or solely based on a market yield valuation methodology. Under the market yield valuation methodology, we estimate the fair value based on a discounted cash flow technique. For these loans, the unobservable inputs used in the market yield valuation methodology to measure fair value reflect management’s best estimate of assumptions that would be used by market participants when pricing the investment in a hypothetical transaction, including estimated remaining life, current market yield and interest

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

rate spreads of similar loans and securities as of the measurement date. We will estimate the remaining life based on market data for the average life of similar loans. However, if we have information that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The average life to be used to estimate the fair value of our loans may be shorter than the legal maturity of the loans since many loans are prepaid prior to the maturity date. The interest rate spreads used to estimate the fair value of our loans is based on current interest rate spreads of similar loans. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.
We estimate the fair value of our CLO equity investments using a combination of third-party broker quotes, purchases or sales of the same or similar securities, and cash flow forecasts subject to assumptions that a market participant would use regarding the investments’ underlying collateral, including, but not limited to, assumptions for default and recovery rates, reinvestment spreads and prepayment rates. Cash flow forecasts are discounted using market participant’s market yield assumptions that are derived from multiple sources, including, but not limited to, third-party broker quotes, industry research reports and transactions of securities and indices with similar structures and risk characteristics. We weight the use of third-party broker quotes, if any, when determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance and other market indices.
The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$193,136	$—	$165,909	$27,227
Second lien floating rate loans	14,733	—	12,874	1,859
CLO equity	44,111	—	—	44,111
Common equity	52	—	52	—
Warrants	—	—	—	—
Total Investments	$252,032	$—	$178,835	$73,197

	December 31, 2016
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$188,098	$—	$188,098	$—
Second lien floating rate loans	15,429	—	14,875	554
CLO equity	41,329	—	—	41,329
Common equity	16	—	—	16
Total Investments	$244,872	$—	$202,973	$41,899

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

The following table provides a summary of the changes in fair value of Level 3 assets for the six months ended June 30, 2017, as well as the portion of net unrealized appreciation (depreciation) for the six months ended June 30, 2017 related to those assets still held as of June 30, 2017:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Warrants	Total
December 31, 2016 (1)	$—	$554	$41,329	$16	$—	$41,899
Purchases	21,441	1,010	9,521	—	—	31,972
Sales	—	—	(3,681)	(9)	—	(3,690)
Repayments (2)	(3,000)	(60)	(5,061)	—	—	(8,121)
Amortization of discount/premium (3)	7	(1)	3,263	—	—	3,269
Transfers out (4)	(11,811)	(1,929)	—	—	—	(13,740)
Transfers in (4)	20,337	2,253	—	—	—	22,590
Net realized gains (losses)	4	—	(3,402)	9	—	(3,389)
Net unrealized appreciation (depreciation)	249	32	2,142	(16)	—	2,407
Ending Balance – June 30, 2017	$27,227	$1,859	$44,111	$—	$—	$73,197
Net change in net unrealized appreciation (depreciation) attributable to our Level 3 assets still held as of June 30, 2017	$173	$28	$(1,658)	$—	$—	$(1,457)

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

(4)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period. Transfers into Level 3 for Floating Rate Loans were due to an accounting policy change to classify vendor priced securities with only one broker quote supporting the price as a Level 3 investment beginning in the first quarter of 2017.

The following table provides a summary of the changes in fair value of Level 3 assets for the six months ended June 30, 2016 as well as the portion of net unrealized depreciation for the six months ended June 30, 2016 related to those assets still held as of June 30, 2016:

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of June 30, 2017:

				Range
	Fair Value	Valuation Techniques/ Methodology	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
First lien floating rate loans	$24,983	Third-party vendor pricing service	N/A	N/A	N/A	N/A
	2,244	Market Approach	EBITDA Multiple	5.57x	5.57x	5.57x
Second lien floating rate loans	1,859	Third-party vendor pricing service	N/A	N/A	N/A	N/A
CLO equity	44,111	Third-party vendor pricing service and/or broker quotes	N/A	N/A	N/A	N/A
Total	$73,197

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

We use Standard & Poor's, an independent international financial data and investment services company and provider of global equity indexes, for classifying the industry groupings of our SFRL investments. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total SFRLs as of June 30, 2017 and December 31, 2016. Our investments in CLOs are excluded from the table.

	June 30, 2017	December 31, 2016
Electronics/Electric	16.8%	17.8%
Health Care	12.6%	11.0%
Business Equipment and Services	10.2%	11.4%
Aerospace and Defense	5.2%	4.6%
Industrial Equipment	4.1%	2.9%
Diversified Insurance	3.9%	6.9%
Clothing/Textiles	3.8%	3.2%
Containers and Glass Products	2.8%	3.4%
Utilities	2.6%	2.2%
Telecommunications	2.5%	2.4%
Food/Drug Retailers	2.5%	1.2%
Chemical/Plastics	2.5%	2.0%
Food Products	2.2%	3.3%
Financial Intermediaries	2.1%	2.8%
Home Furnishings	2.1%	1.0%
Oil and Gas	2.1%	1.8%
Retailers (except food and drug)	2.0%	3.4%
Conglomerates	1.7%	1.6%
Technology	1.6%	—%
Automotive	1.5%	0.7%
Energy	1.4%	—%
Publishing	1.3%	1.7%
Leisure Goods/Activities/Movies	1.3%	2.6%
Electronics	1.2%	—%
Lodging and Casinos	1.1%	1.6%
Insurance	1.1%	1.2%
Ecological Services and Equipment	1.0%	—%
Industrials	1.0%	—%
Surface Transport	0.8%	1.2%
Cable and Satellite Television	0.5%	1.2%
Building & Development	0.4%	1.8%
Cosmetics/Toiletries	0.3%	1.4%
Steel	0.1%	1.2%
Broadcast Radio and Television	—%	1.9%
Other	3.7%	0.6%
Total	100.0%	100.0%
Certain Standard & Poor’s industry classifications as of December 31, 2016 were changed to conform with the current period presentation.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

Note 7. Debt
Secured Revolving Credit Facility
ACSF Funding is a party to a secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”), which allows ACSF Funding to borrow up to $135,000. The Credit Facility matures on December 18, 2018. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. On January 3, 2017, ACSF Funding entered into an amendment to the documents governing the Credit Facility that amended the relevant provisions of the Credit Facility to reflect the appointment of IHAM as ACSF’s new investment adviser. As of June 30, 2017 and December 31, 2016, the fair value of the assets pledged as collateral in ACSF Funding was $206,904 and $207,827, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a sufficient borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended.
ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the current lender commitments under the Credit Facility to the extent the outstanding amount of committed loans is less than an amount equal to 90% of the aggregate commitments through the commitment termination date, payable quarterly in arrears.
As of June 30, 2017, there was $98,200 outstanding under the Credit Facility, which had a fair value of $98,200 and a stated interest rate of 3.00%. As of December 31, 2016, there was $104,900 outstanding under the Credit Facility, which had a fair value of $104,900 and a stated interest rate of 2.52%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of June 30, 2017 and December 31, 2016, ACSF and ACSF Funding were in compliance in all material respects with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.
For the three months ended June 30, 2017, we incurred interest and commitment fees on the Credit Facility of $668 and $78, respectively. For the six months ended June 30, 2017, we incurred interest and commitment fees on the Credit Facility of $1,311 and $145, respectively. For the three months ended June 30, 2016, we incurred interest and commitment fees on the Credit Facility of $545 and $72, respectively. For the six months ended June 30, 2016, we incurred interest and commitment fees on the Credit Facility of $1,128 and $130, respectively.
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
At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three and six months ended June 30, 2017, we recorded an excise tax provision of $9 and $28, respectively. For the three and six months ended June 30, 2016, we recorded an excise tax benefit of $125 and $98, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

Note 9. Consolidated Financial Highlights

	Six Months Ended June 30,
	2017	2016
Per Share Data:
Net asset value, beginning of period	$13.68	$11.79
Net investment income	0.55	0.58
Net realized and unrealized gain (loss) on investments	(0.24)	0.66
Net Earnings	0.31	1.24
Distributions to stockholders	(0.58)	(0.58)
Net asset value, end of period	$13.41	$12.45
Per share market value, end of period	$12.85	$10.26
Total return based on market value (1), (5)	12.88%	10.86%
Total return based on net asset value (1), (5)	2.40%	12.16%
Ratios to Average Net Assets:
Net investment income (2)	8.27%	10.00%
Operating expenses (2), (3)	2.37%	2.40%
Interest and related expenses (2)	2.23%	2.20%
Total expenses (2), (3)	4.60%	4.60%
Supplemental Data:
Net assets, end of period	$134,114	$124,545
Shares outstanding, end of period	10,000	10,000
Average debt outstanding	$96,604	$100,569
Asset coverage per unit, end of period (4)	$2,366	$2,283
Portfolio turnover ratio (5)	47.55%	18.73%

(1)
Total return is based on the change in market price or net asset value per share during the period and takes into account distributions reinvested in accordance with the dividend reinvestment and stock purchase plan.

(2)	Annualized for periods less than one year.

(3)
For the six months ended June 30, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement as a result of the applicable Voluntary Expense Caps. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.28% and 5.51%, respectively, without the applicable Voluntary Expense Caps for the six months ended June 30, 2017. For the six months ended June 30, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Prior Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.57% and 5.77%, respectively, without the Prior Expense Cap for the six months ended June 30, 2016.

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
Note 10. Capital Transactions
On May 10, 2017, we declared a monthly cash distribution to stockholders of $0.097 per share for each of May, June and July 2017 (See Note 12).
Note 11. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of June 30, 2017 or December 31, 2016.
Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

not recognized by the Company until the commitment becomes funded. As of June 30, 2017, we had $90.9 of outstanding unused loan commitments. As of December 31, 2016, we had $81.5 of outstanding unused loan commitments.
Note 12. Subsequent Events
We declared a monthly cash distribution to stockholders of $0.097 per share for each of August, September and October 2017. The monthly cash distributions will be paid to common stockholders of record as set forth in the table below:

	Distribution per Share	Record Date	Ex-Dividend Date	Payment Date
August 2017	$0.097	August 24, 2017	August 22, 2017	September 5, 2017
September 2017	$0.097	September 22, 2017	September 20, 2017	October 4, 2017
October 2017	$0.097	October 23, 2017	October 19, 2017	November 2, 2017

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
Prior to January 3, 2017 we were managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect wholly owned subsidiary of American Capital, Ltd (“American Capital”), pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”) was appointed as our new investment adviser. Additionally, on January 3, 2017, we entered into an interim management agreement with our Manager pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was automatically terminated in accordance with its terms as a result of its deemed “assignment” under the 1940 Act, following the acquisition of American Capital by Ares Capital Corporation (“Ares Capital”) on January 3, 2017. On May 19, 2017, a new management agreement with our Manager was approved by our stockholders (the “Management Agreement” ), and on such date, we entered into the Management Agreement. The Management Agreement provides that our Manager will be compensated for serving as ACSF’s investment adviser at the same rate as in the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter with no incentive fee.
Pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our initial public offering (“IPO”) in January 2014 (the “Prior Expense Cap”). The Prior Expense Cap was voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement, and thus the Prior Expense Cap expired on January 3, 2017.
Beginning in the first quarter of 2017, our Manager voluntarily agreed to be responsible for certain of our 2017 quarterly other operating expenses in excess of a certain percentage of our consolidated net assets, less net unrealized appreciation or depreciation, each as defined under GAAP (individually, for each such quarter , a “Voluntary Expense Cap” and collectively, the “Voluntary Expense Caps”). The first quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 0.75% of our consolidated net assets less net unrealized appreciation or depreciation as of March 31, 2017. The second quarter 2017 Voluntary

Expense Cap was calculated based on an annual rate of 1.00% of our consolidated net assets less net unrealized appreciation or depreciation as of June 30. 2017.
Additionally, for each of the remaining two quarters of fiscal 2017, our Manager has voluntarily agreed to be responsible for certain of our quarterly other operating expenses in excess of (a) with respect to the three months ended September 30, 2017, an annual rate of 1.00% of our consolidated net assets less net unrealized appreciation or depreciation as of September 30, 2017, and (b) with respect to the three months ended December 31, 2017, an annual rate of 1.25% of our consolidated net assets less unrealized appreciation or depreciation as of December 31, 2017, provided that the Management Agreement remains effective as of the date we file our Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable, for such quarter period.
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
Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The leveraged loan market has grown substantially in recent years with the amount of total leveraged loans outstanding exceeding $1 trillion as of June 30, 2017. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with first lien and second lien transactions that support leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for mid to large-sized borrowers.
During the six months ended June 30, 2017, leveraged loan market volumes were strong with over $550 billion of new issuance, the highest ever for any first or second half of the year. Of the total new issuance, over $330 billion was driven by loan refinancings or recapitalizations. While loan volumes have remained strong, flows into retail funds tailed off toward the end of the quarter. Additionally, opportunistic issuance slowed while M&A driven deal flow remained relatively steady. Driven in part by weaker performance in the oil and gas and retail sectors, the average bid of the S&P/LSTA Leveraged Loan Index declined slightly to 98.0% of par for the second quarter from an average bid price of 98.2% of par at March 31, 2017. CLO new issue volume rebounded during the second quarter with $28.8 billion of new issuance versus $17.4 billion of new issuance in the first quarter of 2017. Overall CLO issuance, including refinancing/reset activity, was at record levels through the first six months ended June 30, 2017.

Portfolio and Investment Activity
As of June 30, 2017, our portfolio was comprised of 77% first lien loans, 6% second lien loans (collectively, the “Loan Portfolio) and 17% CLO equity (the “CLO Portfolio” and together with the Loan Portfolio, the “Investment Portfolio”), measured at fair value. The Loan Portfolio consisted of 149 portfolio companies in 38 industries, and the CLO Portfolio included 23 CLOs managed by 16 different collateral managers with vintages ranging from 2012 to 2015. Our Loan Portfolio consisted of all floating rate investments with 97.6% having LIBOR floors ranging between 0.75% and 1.25%. The weighted average LIBOR floor in our Loan Portfolio was 0.98% as of June 30, 2017. The following table depicts a summary of the portfolio as of June 30, 2017:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$195,641	$193,136	$(2,505)	5.87%
Second lien floating rate loans	15,592	14,733	(859)	8.45%
Total Loan Portfolio	211,233	207,869	(3,364)	5.60%
CLO Portfolio	52,970	44,111	(8,859)	11.30%
Common equity	$—	$52	$52	—%
Warrants	$—	$—	$—	—%
Total Investment Portfolio	$264,203	$252,032	$(12,171)	6.74%

The average yield at cost during the three months ended June 30, 2017 on the Loan Portfolio, CLO Portfolio and the total investment portfolio was 5.46%, 11.67% and 6.67%, respectively.The average yield at cost during the six months ended June 30, 2017 on the Loan Portfolio, CLO Portfolio and the Investment Portfolio was 5.49%, 12.44% and 6.84%, respectively.

The Investment Portfolio is actively managed, with a turnover ratio of 21.61% and 47.55%, respectively, for the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2017, the rotation of the Loan Portfolio reflected our Manager’s active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that our Manager believes have better relative values. The following tables depict the portfolio activity for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017					Six Months Ended June 30, 2017
($ in thousands)	First Lien	Second Lien	CLO Equity	Common Equity	Total	First Lien	Second Lien	CLO Equity	Common Equity	Total
Fair value, beginning of period	$190,897	$14,399	$42,031	$—	$247,327	$188,098	$15,429	$41,329	$16	$244,872
Purchases	49,346	900	7,981	—	58,227	109,528	2,841	9,521	—	121,890
Sales	(16,315)	(496)	(3,681)	—	(20,492)	(49,939)	(3,005)	(3,681)	(9)	(56,634)
Repayments (1)	(29,975)	(65)	(2,415)	—	(32,455)	(53,545)	(529)	(5,061)	—	(59,135)
Non-cash income accrual (2)	44	3	1,428	—	1,475	116	11	3,263	—	3,390
Net realized gains (loss)	108	(439)	(3,404)	—	(3,735)	474	(352)	(3,404)	9	(3,273)
Net unrealized appreciation (depreciation)	(969)	431	2,171	52	1,685	(1,596)	338	2,144	36	922
Fair value, end of period	$193,136	$14,733	$44,111	$52	$252,032	$193,136	$14,733	$44,111	$52	$252,032

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and six months ended June 30, 2017.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLO equity using the effective interest method during the three and six months ended June 30, 2017.

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Loan Portfolio	CLO Equity	Common Equity/Warrants	Total Portfolio	Loan Portfolio	CLO Equity	Common Equity/Warrants	Total Portfolio
Portfolio companies, beginning of period	157	22	—	179	149	21	—	170
Purchases	24	3	—	27	68	4	—	72
Complete exit	(31)	(2)	—	(33)	(67)	(2)	—	(69)
Restructure	(1)	—	1	—	(1)	—	1	—
Portfolio companies, end of period	149	23	1	173	149	23	1	173

As of December 31, 2016, our portfolio was comprised of 77% first lien loans, 6% second lien loans and 17% CLO equity, measured at fair value. The Loan Portfolio consisted of 149 portfolio companies in 46 industries, and the CLO portfolio included 21 CLOs managed by 15 different collateral managers. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.25%. The weighted average LIBOR floor in our Loan Portfolio was 1.00% as of December 31, 2016. The following table depicts a summary of the Investment Portfolio as of December 31, 2016:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Depreciation	Yield at Cost
Investment Portfolio:
First lien floating rate loans	$189,009	$188,098	$(911)	5.18%
Second lien floating rate loans	16,626	15,429	(1,197)	8.29%
Total Loan Portfolio	205,635	203,527	(2,108)	5.43%
CLO Portfolio	52,330	41,329	(11,001)	14.14%
Common equity	—	16	16	—%
Total Investment Portfolio	$257,965	$244,872	$(13,093)	7.20%

The average yield during the three months ended June 30, 2016 on the Loan Portfolio, the CLO Portfolio and Investment Portfolio (including common equity) was 5.42%, 11.49% and 6.73%, respectively. The average yield during the six months ended June 30, 2016, on the Loan Portfolio, the CLO Portfolio and Investment Portfolio (including common equity) was 5.40%, 11.33% and 6.68%, respectively.

The Investment Portfolio was actively managed, with a turnover ratio of 4.11% and 18.73%, respectively for the three and six months ended June 30, 2016. The following tables depict the portfolio activity for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016					Six Months Ended June 30, 2016
($ in thousands)	First Lien	Second Lien	CLO Equity	Equity	Total	First Lien	Second Lien	CLO Equity	Equity	Total
Fair value, beginning of period	$164,186	$17,868	$33,817	$147	$216,018	$169,580	$22,575	$36,854	$47	$229,056
Purchases	29,956	2,182	—	—	32,138	37,018	2,622	1,493	—	41,133
Sales	(14,154)	—	—	—	(14,154)	(21,065)	(1,504)	—	—	(22,569)
Repayments (1)	(8,160)	(4,364)	(3,084)	—	(15,608)	(15,862)	(7,685)	(6,684)	—	(30,231)
Non-cash income accrual (2)	68	7	1,648	—	1,723	122	11	3,305	—	3,438
Net realized gains (losses)	(415)	6	—	—	(409)	(1,320)	21	—	—	(1,299)
Net unrealized appreciation (depreciation)	2,417	764	4,640	(112)	7,709	5,425	423	2,053	(12)	7,889
Fair value, end of period	$173,898	$16,463	$37,021	$35	$227,417	$173,898	$16,463	$37,021	$35	$227,417

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and six months ended June 30, 2016.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three and six months ended June 30, 2016.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Loan Portfolio	CLO Equity	Total Portfolio	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio companies,beginning of period	128	22	150	128	20	148
Purchases	23	—	23	32	2	34
Complete exit	(17)	—	(17)	(26)	—	(26)
Portfolio companies, end of period	134	22	156	134	22	156

As of June 30, 2017, approximately 69% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. As of June 30, 2017, approximately 2.8% of our Loan Portfolio, at fair value was not rated by S&P. The following chart shows the S&P facility credit rating of our rated Loan Portfolio at fair value as of June 30, 2017:

First Lien	Second Lien

Results of Operations

Operating results for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Investment income:
Senior floating rate loans	$2,691	$2,623	$5,468	$5,311
CLO equity	1,428	1,649	3,263	3,306
Total investment income	4,119	4,272	8,731	8,617
Expenses:
Interest and other debt related costs	769	640	1,502	1,304
Management fee	533	511	1,064	1,008
Other operating expenses	541	733	1,255	1,250
Total expenses	1,843	1,884	3,821	3,562
Expense reimbursement	(176)	(455)	(614)	(693)
Net expenses	1,667	1,429	3,207	2,869
Net investment income before taxes	2,452	2,843	5,524	5,748
Income tax (provision) benefit	(9)	125	(28)	98
Net investment income	2,443	2,968	5,496	5,846
Net realized and unrealized gain (loss) on investments:
Net realized loss on investments	(3,735)	(409)	(3,273)	(1,299)
Net unrealized appreciation on investments	1,685	7,709	922	7,889
Net gain (loss) on investments	(2,050)	7,300	(2,351)	6,590
Net increase in net assets resulting from operations (“Net Earnings”)	$393	$10,268	$3,145	$12,436

Investment Income
Investment income decreased $0.2 million, or 4%, to $4.1 million for the three months ended June 30, 2017 compared to the comparable period in 2016. The decrease was a result of lower yields on the Investment Portfolio during the second quarter of 2017 compared to the comparable period in 2016. The weighted average yield at cost on our Loan Portfolio, CLO Portfolio and Investment Portfolio was 5.46%, 11.67% and 6.67%, respectively, during the second quarter of 2017 as compared to 5.42%, 11.49% and 6.73%, respectively, during the second quarter of 2016.
Investment income increased $0.1 million, or 1% for the six months ended June 30, 2017 compared to the comparable period in 2016. The increase was a result of higher yields on the Investment Portfolio during the first six months of 2017 compared to the comparable period in 2016. The weighted average yield at cost on our Loan Portfolio, CLO Portfolio and Investment Portfolio was 5.49%, 12.44% and 6.84%, respectively, during the six months ended June 30, 2017, as compared to 5.40%, 11.33% and 6.68%, respectively during the six months ended June 30, 2016.
Net Expenses
For the three months ended June 30, 2017, net expenses increased $0.2 million, or 16.7%, to $1.7 million as compared to the comparable period in 2016. The increase in net expenses was primarily driven by an increase in net operating expenses after the expense reimbursement due to an increase in the Voluntary Expense Cap in 2017as compared to the Prior Expense Cap that resulted in lower expense reimbursement from our Manager.
For the six months ended June 30, 2017, net expenses increased $0.3 million, or 12% for the six months ended June 30, 2017 compared to the comparable period in 2016. The increase in net expenses was primarily driven by an increase in interest expense due to an increase in LIBOR as well as an increase in net operating expenses after the expense reimbursement due to an increase in the Voluntary Expense Cap in 2017 as compared to the Prior Expense Cap that resulted in lower expense reimbursement from our Manager.

The following table outlines the costs associated with our Credit Facility during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Interest expense	$668	$545	$1,311	$1,128
Commitment fees	78	72	145	130
Amortization of deferred financing costs	23	23	46	46
Total debt financing costs	$769	$640	$1,502	$1,304

Average debt outstanding	$93,993	$96,799	$96,604	$100,569
Average cost of funds (1)	3.20%	2.65%	3.04%	2.60%
Weighted average stated interest rate	2.82%	2.23%	2.70%	2.22%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs
Net Realized Gain (Loss) on Investments
Sales and repayments of investments during the three months ended June 30, 2017 totaled $52.9 million resulting in a net realized loss on investments of $3.7 million. Sales and repayments of investments during the six months ended June 30, 2017 totaled $115.8 million resulting in a net realized loss on investments of $3.3 million.
Sales and repayments of investments during the three months ended June 30, 2016 totaled $29.8 million resulting in a net realized loss on investments of $0.4 million. Sales and repayments of investments during the six months ended June 30, 2016 totaled $52.8 million resulting in a net realized loss on investments of $1.3 million.
Net Unrealized Appreciation (Depreciation)
During the three months ended June 30, 2017, we recognized net unrealized appreciation on investments of $1.7 million primarily composed of the reversal of net unrealized depreciation related to net realized losses of $3.7 million and net unrealized depreciation on investments of $2.0 million.
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
During the six months ended June 30, 2017, we recognized net unrealized appreciation on investments of $0.9 million primarily composed of the reversal of net unrealized appreciation related to net realized gains of $2.9 million and net unrealized depreciation on investments of $2.0 million. See Note 6 to our consolidated financial statements for the three and six months ended June 30, 2017, for more information on net unrealized depreciation.
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

Financial Condition, Liquidity and Capital Resources
Liquidity and capital resources arise primarily from our cash flows from operations, borrowings from our wholly owned subsidiary’s secured revolving credit facility and any follow-on equity offerings of common stock and other supplementary financing mechanisms.
In order to qualify as a RIC, we must annually distribute in a timely manner to our stockholders at least 90% of our taxable ordinary income. In addition, we must also distribute in a timely manner to our stockholders all of our taxable ordinary and capital income in order to not be subject to income taxes. Accordingly, our ability to retain earnings is limited.
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of June 30, 2017, our net asset value was $13.41 per share and our closing market price was $12.85 per share.
Debt Capital
Our wholly owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company, (“ACSF Funding”) is party to a secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”). Under the Credit Facility, ACSF Funding can borrow up to $135 million with a maturity date of December 18, 2018. The Credit Facility generally bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.80% and also has a commitment fee equal to 0.75% on the unused amount of the commitments to the extent the outstanding amount of loans is less than 90% of the aggregate commitments. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. Advance rates vary on the type of collateral owned by ACSF Funding and can range up to 80%. On January 3, 2017, ACSF Funding entered into an amendment to the documents governing the Credit Facility that amended the relevant provisions of the Credit Facility to reflect the appointment of our Manager as our new investment adviser.
As of June 30, 2017, we had $98.2 million in borrowings outstanding on our Credit Facility. The fair value of the assets owned by ACSF Funding as of June 30, 2017 was $206.9 million and the borrowing base was $149.1 million. On a consolidated basis, as of June 30, 2017, ACSF’s ratio of our principal debt outstanding to stockholders equity was 0.73 to 1. As of June 30, 2017, we had approximately $36.8 million of available capacity on our Credit Facility.
As a BDC, we are permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2017 and December 31, 2016, our asset coverage was 237% and 230%, respectively.
Off-Balance Sheet Arrangements
Commitments to extend credit include loans we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. We do not report the unused portion of these commitments on our Consolidated Statements of Assets and Liabilities. As of both June 30, 2017 and December 31, 2016, we had $0.1 million of outstanding unused loan commitments.
Distributions to Stockholders
The timing and amount of our distributions, if any, will be determined by our Board. When determining distributions to stockholders, our Board considers estimated taxable income, GAAP income and economic performance. Actual taxable income may differ from GAAP income due to temporary and permanent differences in income and expense recognition and changes in unrealized appreciation and depreciation on investments. All distributions to our stockholders are declared out of assets legally available for distribution. We expect that our distributions to stockholders will generally be from accumulated net investment income and from net realized capital gains, if any, as applicable. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gain. The specific tax characteristics are reported to stockholders on Form 1099 after the end of each calendar year.

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
The table below details the distributions to stockholders declared on our shares of common stock during the six months ended June 30, 2017 and 2016 ($ in thousands except for per share data):

($ in thousands, except per share data)
Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
February 3, 2017	February 15, 2017	February 17, 2017	March 2, 2017	$0.097	$970
February 3, 2017	March 21, 2017	March 23, 2017	April 4, 2017	0.097	970
February 3, 2017	April 18, 2017	April 20, 2017	May 2, 2017	0.097	970
May 10, 2017	May 22, 2017	May 24, 2017	June 2, 2017	0.097	970
May 10, 2017	June 21, 2017	June 23, 2017	July 6, 2017	0.097	970
May 10, 2017	July 20, 2017	July 24, 2017	August 2, 2017	0.097	970
Total declared during the six months ended June 30, 2017				$0.582	$5,820

February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	0.097	970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	0.097	970
May 2, 2016	May 19, 2016	May 23, 2016	June 2, 2016	0.097	970
May 2, 2016	June 21, 2016	June 23, 2016	July 5, 2016	0.097	970
May 2, 2016	July 19, 2016	July 21, 2016	August 2, 2016	0.097	970
Total declared during the six months ended June 30, 2016				$0.582	$5,820
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
Critical Accounting Policies
See Note 2 to our consolidated financial statements for the six months ended June 30, 2017, which describes our critical accounting policies. The recently issued accounting pronouncements not yet required to be adopted by us are as follows.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of June 30, 2017, 98% of the debt investments in our portfolio had interest rate floors between 0.75% and 1.25%. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor, and therefore, our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of June 30, 2017, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and debt financing.

($ in thousands except per share data) Basis point change in base rate	Interest income	Interest expense	Net change to Net Earnings	Net change to Net Earnings per share
300	$6,395	$2,946	$3,449	$0.34
200	$4,264	$1,964	$2,300	$0.23
100	$2,133	$982	$1,151	$0.12
(100)	$(395)	$(982)	$587	$0.06
(200)	$(395)	$(21)	$(374)	$(0.04)
(300)	$(395)	$(21)	$(374)	$(0.04)
Based on our December 31, 2016, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and debt financing.

($ in thousands, except per share data) Basis point change in base rate	Interest Income	Interest Expense	Net change to Net Earnings	Net change to Net Earnings per share
300	$6,071	$3,147	$2,924	$0.29
200	$4,010	$2,098	$1,912	$0.19
100	$1,949	$1,049	$900	$0.09
(100)	$(12)	$(45)	$33	$—
(200)	$(12)	$(45)	$33	$—
(300)	$(12)	$(45)	$33	$—

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
The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO equity investments as of June 30, 2017(1).

(1)
Forward LIBOR curve used to develop the cash flows incorporated in the June 30, 2017 valuations and the cash flows used to calculate the effective yield at cost as of June 30, 2017. Source: Bloomberg as of July 18, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be a party to certain ordinary routine litigation incidental to our business, including the enforcement of our rights under contracts with our portfolio companies. We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

*10.1
Management Agreement, dated as of May 19, 2017, between American Capital Senior Floating, Ltd. and Ivy Hill Asset Management, L.P., incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 814-01025), filed May 22, 2017.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	August 8, 2017	By:	/s/ Kevin Braddish
Kevin Braddish President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2017	By:	/s/ Penni F. Roll
Penni F. Roll Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2017	By:	/s/ Scott C. Lem
Scott C. Lem Chief Accounting Officer (Principal Accounting Officer)