Form 10-Q
period 2017-09-30
American Capital Senior Floating, Ltd.
filed 2017-11-08
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2017
Common stock, $0.01 par value	10,000,100

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets:
Investments, fair value (cost of $239,810 and $257,965, respectively)	$227,796	$244,872
Cash and cash equivalents	2,902	8,795
Receivable for investments sold	5,224	2,272
Deferred financing costs	112	181
Interest receivable	485	779
Prepaid expenses and other assets	643	143
Receivable from affiliate (Notes 3 and 4)	58	298
Total assets	$237,220	$257,340
Liabilities:
Secured revolving credit facility payable (Note 7)	$96,800	$104,900
Payable for investments purchased	7,396	12,202
Management fee payable (Note 3)	497	2,046
Interest payable (Note 7)	28	34
Taxes payable (Note 8)	33	117
Payable to affiliate (Note 4)	31	156
Other liabilities and accrued expenses	240	126
Distributions to stockholders payable (Note 10)	970	970
Total liabilities	105,995	120,551
Commitments and contingencies (Note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000 issued and outstanding; 300,000 authorized	100	100
Paid-in capital in excess of par	150,949	150,949
Accumulated undistributed net investment income	1,548	2,133
Accumulated net realized loss from investments	(9,358)	(3,300)
Net unrealized loss on investments	(12,014)	(13,093)
Total net assets	131,225	136,789
Total liabilities and net assets	$237,220	$257,340
Net asset value per share outstanding	$13.12	$13.68

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest	$4,400	$4,589	$13,131	$13,206
Total investment income	4,400	4,589	13,131	13,206
Expenses:
Interest and commitment fee (Note 7)	868	642	2,324	1,900
Management fee (Note 3)	497	512	1,561	1,520
Professional fees	231	95	834	329
Insurance	113	111	352	331
Amortization of deferred financing costs	23	23	69	69
Other general and administrative expenses (Note 4)	73	358	486	1,154
Total expenses	1,805	1,741	5,626	5,303
Expense reimbursement (Note 3)	(59)	(283)	(673)	(976)
Net expenses	1,746	1,458	4,953	4,327
Net investment income before taxes	2,654	3,131	8,178	8,879
Income tax (provision) benefit (Note 8)	(5)	(23)	(33)	75
Net investment income	2,649	3,108	8,145	8,954
Net realized and unrealized gain (loss) on investments:
Net realized loss on investments	(2,785)	(154)	(6,058)	(1,453)
Net unrealized gain on investments	157	7,395	1,079	15,284
Net gain (loss) on investments	(2,628)	7,241	(4,979)	13,831
Net increase in net assets resulting from operations (“Net Earnings”)	$21	$10,349	$3,166	$22,785

Net investment income per share	$0.26	$0.31	$0.81	$0.90
Net Earnings per share (Note 5)	$—	$1.03	$0.32	$2.28
Distributions to stockholders declared per share	$0.29	$0.29	$0.87	$0.87
Weighted average shares outstanding	10,000	10,000	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Operations:
Net investment income	$8,145	$8,954
Net realized loss on investments	(6,058)	(1,453)
Net unrealized gain on investments	1,079	15,284
Net Earnings	3,166	22,785

Distributions to stockholders:
From net investment income	(8,730)	(8,730)

Net increase (decrease) in net assets	(5,564)	14,055

Net assets, beginning of period	136,789	117,929
Net assets, end of period	$131,225	$131,984

Undistributed net investment income included in net assets	$1,548	$1,784
Common shares outstanding	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Earnings	$3,166	$22,785
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss on investments	6,058	1,453
Net unrealized gain on investments	(1,079)	(15,284)
Accretion of CLO interest income	(4,772)	(5,215)
Net amortization of discount on loans	(191)	(205)
Amortization of deferred financing costs	69	69
Purchase of investments, net	(117,466)	(57,743)
Proceeds from disposition of investments, net	126,768	74,771
Changes in operating assets and liabilities:
Interest receivable	294	38
Prepaid expenses and other assets	(500)	(154)
Receivable from affiliate	240	(49)
Management fee payable	(1,549)	984
Interest payable	(6)	(26)
Taxes payable	(84)	(191)
Payable to affiliate	(125)	(50)
Other liabilities and accrued expenses	114	(3)
Net cash provided by operating activities	10,937	21,180
Cash Flows from Financing Activities:
Distributions to stockholders paid	(8,730)	(8,730)
Payments on revolving credit facility, net	(8,100)	(10,200)
Net cash used in financing activities	(16,830)	(18,930)
Net change in cash and cash equivalents	(5,893)	2,250
Cash and cash equivalents at beginning of period	8,795	2,474
Cash and cash equivalents at end of period	$2,902	$4,724
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$2,330	$1,927
Cash paid for income taxes	$130	$240
Cash received for income tax benefit	$(126)	$—
Distributions to stockholders declared and payable during the period	$8,730	$8,730

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2017
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —133.6% of Net Assets
24 Hour Fitness Worldwide, Inc.	05/30/2021	5.05%	L+ 3.75	1.00%	Leisure Goods/Activities/Movies	$1,937	$1,933	$1,934
Academy, Ltd.	07/01/2022	5.24%	L+ 4.00	1.00%	Retailers (except food and drug)	898	805	613
Acosta, Inc.	09/26/2021	4.49%	L+ 3.25	1.00%	Business Equipment and Services	2,425	2,400	2,155
Advanced Integration Technology LP (6)	04/03/2023	5.99%	L+ 4.75	1.00%	Industrial Equipment	1,990	1,990	1,985
Aegis Toxicology Sciences Corporation	02/24/2021	5.83%	L+ 4.50	1.00%	Health Care	1,612	1,607	1,610
Air Medical Group Holdings, Inc.	04/28/2022	5.24%	L+ 4.00	1.00%	Health Care	497	495	497
Air Medical Group Holdings, Inc.	04/28/2022	4.49%	L+ 3.25	1.00%	Health Care	1,955	1,958	1,944
Albertson's LLC	12/21/2022	4.33%	L+ 3.00	0.75%	Food/Drug Retailers	983	963	949
American Residential Services, LLC	06/30/2022	5.24%	L+ 4.00	1.00%	Ecological Services and Equipment	1,985	1,980	1,992
American Tire Distributors, Inc.	09/01/2021	5.49%	L+ 4.25	1.00%	Retailers (except food and drug)	959	956	969
AqGen Ascensus, Inc.	12/05/2022	5.33%	L+ 4.00	1.00%	Financial Intermediaries	1,723	1,677	1,740
Aquilex LLC (6)	12/31/2020	5.24%	L+ 4.00	1.00%	Business Equipment and Services	905	904	901
Arctic Glacier U.S.A., Inc. (6)	03/20/2024	5.49%	L+ 4.25	1.00%	Food Products	995	990	1,002
Ardent Legacy Acquisitions, Inc.	08/04/2021	6.83%	L+ 5.50	1.00%	Health Care	323	321	325
AssuredPartners, Inc.	10/22/2024	4.59%	L+ 3.35	—%	Insurance	1,331	1,331	1,334
BCP Raptor, LLC (6)	06/24/2024	5.52%	L+ 4.25	1.00%	Energy	1,097	1,072	1,108
BCPE Eagle Buyer LLC	03/18/2024	5.49%	L+ 4.25	1.00%	Health Care	1,293	1,281	1,287
Big Jack Holdings LP (6)	04/05/2024	5.49%	L+ 4.25	1.00%	Food/Drug Retailers	1,944	1,935	1,956
BJ's Wholesale Club, Inc.	02/03/2024	4.98%	L+ 3.75	1.00%	Food/Drug Retailers	1,899	1,896	1,825
Blackboard, Inc.	06/30/2021	6.30%	L+ 5.00	1.00%	Electronics/Electric	2,393	2,393	2,308
Brand Energy & Infrastructure Services, Inc.	06/21/2024	5.51%	L+ 4.25	1.00%	Oil and Gas	2,489	2,465	2,505
Calceus Acquisition, Inc.	01/31/2020	5.24%	L+ 4.00	1.00%	Clothing/Textiles	2,292	2,296	2,130
Candy Intermediate Holdings, Inc.	06/15/2023	5.74%	L+ 4.50	1.00%	Food Products	1,777	1,776	1,745
Carecore National, LLC (6)	03/05/2021	5.24%	L+ 4.00	1.00%	Health Care	1,946	1,945	1,970
Catalina Marketing Corporation	04/09/2021	4.74%	L+ 3.50	1.00%	Business Equipment and Services	2,387	2,387	2,016
CB Poly Investments, LLC	08/16/2023	5.99%	L+ 4.75	1.00%	Clothing/Textiles	1,739	1,726	1,747
Charter NEX US, Inc.	05/16/2024	4.49%	L+ 3.25	—%	Manufacturing	598	596	601
CIBT Global, Inc.	06/01/2024	5.33%	L+ 4.00	1.00%	Service & Equipment	997	995	1,002
Comfort Holding, LLC	02/05/2024	5.98%	L+ 4.75	1.00%	Home Furnishings	2,258	2,246	2,040
CPI Holdco, LLC (6)	03/21/2024	5.34%	L+ 4.00	1.00%	Industrial Equipment	1,990	1,981	2,010
CT Technologies Intermediate Holdings, Inc.	12/01/2021	5.49%	L+ 4.25	1.00%	Electronics/Electric	489	487	490
DiversiTech Holdings, Inc.	06/03/2024	4.84%	L+ 3.50	1.00%	Industrials	1,995	1,990	2,003
DJO Finance LLC	06/08/2020	4.49%	L+ 3.25	1.00%	Health Care	995	977	996
DTI Holdco, Inc.	09/30/2023	6.56%	L+ 5.25	1.00%	Electronics/Electric	744	743	716
Duff & Phelps Corporation	04/23/2020	5.08%	L+ 3.75	1.00%	Financial Intermediaries	2,375	2,376	2,383
Dynacast International LLC	01/28/2022	4.58%	L+ 3.25	1.00%	Industrial Equipment	533	533	536

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2017
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —133.6% of Net Assets
Eastern Power, LLC	10/02/2023	4.99%	L+ 3.75	1.00%	Utilities	$1,896	$1,888	$1,909
ECi Software Solutions, Inc. (7)	09/19/2024	5.25%	L+ 4.25	1.00%	Technology	1,500	1,485	1,507
EIG Investors Corp. (3)	02/09/2023	5.32%	L+ 4.00	1.00%	Electronics/Electric	2,334	2,328	2,363
Epicor Software Corporation	06/01/2022	4.99%	L+ 3.75	1.00%	Electronics/Electric	1,954	1,941	1,960
ExamWorks Group, Inc.	07/27/2023	4.49%	L+ 3.25	1.00%	Business Equipment and Services	990	993	997
Fairmount Minerals, Ltd. (3)	09/05/2019	4.74%	L+ 3.50	1.00%	Nonferrous Metals/Minerals	394	395	392
FHC Health Systems, Inc.	12/23/2021	5.24%	L+ 4.00	1.00%	Health Care	1,481	1,463	1,448
Flexera Software LLC	04/02/2020	4.83%	L+ 3.50	1.00%	Electronics/Electric	993	993	999
Gates Global LLC	04/01/2024	4.58%	L+ 3.25	1.00%	Automotive	1,050	1,049	1,056
Genesys Telecommunications Laboratories, Inc (7)	12/01/2023	5.01%	L+ 3.75	—%	Business Equipment and Services	497	491	502
Harland Clarke Holdings Corp.	12/31/2021	7.33%	L+ 6.00	1.00%	Publishing	669	670	674
Harland Clarke Holdings Corp. (7)	02/09/2022	6.83%	L+ 5.50	1.00%	Publishing	233	232	235
Helix Generation, LLC	06/03/2024	5.08%	L+ 3.75	1.00%	Utilities	422	420	427
HGIM Corp. (10)	06/18/2020	7.75%	L+ 3.50	1.00%	Surface Transport	1,444	1,449	493
Hummel Station LLC (6)	10/27/2022	7.24%	L+ 6.00	1.00%	Energy	2,000	1,877	1,850
Hyland Software, Inc.	07/01/2022	4.49%	L+ 3.25	0.75%	Electronics/Electric	2,446	2,431	2,473
Hyperion Insurance Group Limited (3)	04/29/2022	5.25%	L+ 4.00	1.00%	Diversified Insurance	704	705	714
IBC Capital Limited (3)	09/09/2021	5.07%	L+ 3.75	1.00%	Business Equipment and Services	990	982	984
Immucor, Inc.	06/15/2021	6.24%	L+ 5.00	1.00%	Conglomerates	2,494	2,470	2,534
Indra Holdings Corp.	05/03/2021	5.56%	L+ 4.25	1.00%	Clothing/Textiles	1,185	1,179	713
Infoblox Inc.	11/07/2023	6.24%	L+ 5.00	1.00%	Electronics/Electric	1,425	1,400	1,437
Informatica Corporation	08/05/2022	4.83%	L+ 3.50	1.00%	Electronics/Electric	1,933	1,929	1,937
Information Resources, Inc.	01/18/2024	5.49%	L+ 4.25	1.00%	Business Equipment and Services	2,419	2,408	2,446
IPC Corp.	08/06/2021	5.82%	L+ 4.50	1.00%	Telecommunications	1,462	1,458	1,399
Jazz Acquisition, Inc.	06/21/2021	4.83%	L+ 3.50	1.00%	Aerospace and Defense	1,937	1,940	1,892
JC Penney Co Inc (3)	06/23/2023	5.57%	L+ 4.25	1.00%	Retailers (except food and drug)	736	739	717
Jo-Ann Stores, Inc.	10/20/2023	6.39%	L+ 5.00	1.00%	Retailers (except food and drug)	565	556	542
KEMET Corporation (3), (6)	04/26/2024	7.24%	L+ 6.00	1.00%	Electronics	2,413	2,373	2,428
Kingpin Intermediate Holdings LLC	07/03/2024	5.57%	L+ 4.25	1.00%	Service & Equipment	873	869	878
Kronos Acquisition Intermediate Inc. (3)	08/26/2022	5.74%	L+ 4.50	—%	Cosmetics/Toiletries	711	698	719
Kronos Incorporated	11/01/2023	4.81%	L+ 3.50	1.00%	Electronics/Electric	2,283	2,275	2,298
LANDesk Software Group, Inc.	01/20/2024	5.49%	L+ 4.25	1.00%	Electronics/Electric	2,589	2,572	2,529
Learning Care Group (US) No. 2 Inc. (6)	05/05/2021	5.28%	L+ 4.00	1.00%	Business Equipment and Services	987	987	998
Liberty Cablevision of Puerto Rico LLC (6)	01/07/2022	4.80%	L+ 3.50	1.00%	Cable and Satellite Television	1,000	994	930
LSF9 Atlantis Holdings LLC	05/01/2023	7.24%	L+ 6.00	1.00%	Telecommunications/Cellular Communications	1,108	1,099	1,115
Marine Acquisition Corp.	01/30/2021	4.99%	L+ 3.75	1.00%	Manufacturing	986	986	993

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2017
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —133.6% of Net Assets
McGraw-Hill Global Education Holdings, LLC	05/04/2022	5.24%	L+ 4.00	1.00%	Publishing	$1,982	$1,970	$1,951
Meter Readings Holdings, LLC (6)	08/29/2023	7.07%	L+ 5.75	1.00%	Electronics/Electric	660	652	673
Mirion Technologies, Inc.	03/31/2022	6.08%	L+ 4.75	1.00%	Utilities	1,990	1,992	1,990
Mister Car Wash Holdings, Inc.	08/20/2021	5.03%	L+ 3.75	1.00%	Business Equipment and Services	743	738	747
Mitchell International, Inc.	10/13/2020	4.81%	L+ 3.50	1.00%	Electronics/Electric	2,359	2,365	2,377
MND Holdings III Corp (6)	06/19/2024	5.83%	L+ 4.50	1.00%	Consumer Products	1,795	1,787	1,819
Mohegan Tribal Gaming Authority	10/13/2023	5.24%	L+ 4.00	1.00%	Lodging and Casinos	1,492	1,513	1,510
Murray Energy Corporation	04/16/2020	8.58%	L+ 7.25	1.00%	Nonferrous Metals/Minerals	989	953	910
NFP Corp	01/08/2024	4.74%	L+ 3.50	1.00%	Diversified Insurance	2,481	2,470	2,502
nThrive, Inc. (6)	10/20/2022	5.74%	L+ 4.50	1.00%	Health Care	1,985	1,985	1,994
Oak Parent, Inc. (6)	10/26/2023	5.74%	L+ 4.50	1.00%	Clothing/Textiles	1,338	1,329	1,318
Omnitracs, LLC	11/25/2020	5.09%	L+ 3.75	1.00%	Electronics/Electric	985	972	995
Onex Carestream Finance LP	06/07/2019	5.33%	L+ 4.00	1.00%	Electronics/Electric	889	891	892
Opal Acquisition, Inc.	11/27/2020	5.33%	L+ 4.00	1.00%	Health Care	2,883	2,872	2,724
Optiv Inc.	02/01/2024	4.56%	L+ 3.25	1.00%	Business Equipment and Services	1,037	1,034	977
PAE Holding Corporation	10/20/2022	6.74%	L+ 5.50	1.00%	Aerospace and Defense	550	541	554
Patterson Medical Supply, Inc.	08/28/2022	6.25%	L+ 4.75	1.00%	Health Care	2,000	1,975	1,944
PetSmart, Inc.	03/11/2022	4.24%	L+ 3.00	1.00%	Retailers (except food and drug)	484	482	411
Plaskolite, LLC	11/03/2022	5.33%	L+ 4.00	1.00%	Chemical/Plastics	1,397	1,392	1,399
Plaze, Inc.	07/31/2022	4.83%	L+ 3.50	1.00%	Chemical/Plastics	820	819	827
PODS, LLC	02/02/2022	4.49%	L+ 3.25	1.00%	Surface Transport	985	976	993
Pregis Holding I Corporation	05/20/2021	4.83%	L+ 3.50	1.00%	Chemical/Plastics	1,347	1,332	1,350
Presidio, Inc.	02/02/2022	4.55%	L+ 3.25	1.00%	Electronics/Electric	1,095	1,095	1,105
Press Ganey Holdings, Inc.	10/21/2023	4.49%	L+ 3.25	1.00%	Health Care	397	395	400
PrimeLine Utility Services LLC	11/14/2022	6.81%	L+ 5.50	1.00%	Utilities	1,098	1,091	1,098
ProAmpac PG Borrower LLC	11/20/2023	5.24%	L+ 4.00	1.00%	Containers and Glass Products	448	444	453
Project Alpha Intermediate Holding, Inc.	04/26/2024	4.81%	L+ 3.50	1.00%	Technology	1,760	1,752	1,723
Quorum Health Corporation (3)	04/29/2022	8.07%	L+ 6.75	1.00%	Health Care	978	971	993
Renaissance Learning, Inc.	04/09/2021	5.08%	L+ 3.75	1.00%	Electronics/Electric	1,913	1,913	1,929
Seahawk Holdings Limited	10/31/2022	7.24%	L+ 6.00	1.00%	Electronics/Electric	1,944	1,932	1,976
Sears Roebuck Acceptance Corp. (3)	06/30/2018	5.74%	L+ 4.50	1.00%	Retailers (except food and drug)	730	727	722
Securus Technologies Holdings, Inc. (6)	04/30/2020	4.75%	L+ 3.50	1.25%	Telecommunications	1,806	1,794	1,811
Serta Simmons Bedding, LLC	11/08/2023	4.80%	L+ 3.50	1.00%	Home Furnishings	1,990	1,981	1,937
SMS System Maintenance Services, Inc.	10/30/2023	6.24%	L+ 5.00	1.00%	Business Equipment and Services	1,985	1,976	1,940
Solera, LLC (3)	03/03/2023	4.49%	L+ 3.25	1.00%	Electronics/Electric	941	929	945
StandardAero Aviation Holdings, Inc.	07/07/2022	4.99%	L+ 3.75	1.00%	Aerospace and Defense	1,157	1,151	1,167
Sterigenics-Nordion Holdings, LLC (6)	05/15/2022	4.24%	L+ 3.00	1.00%	Health Care	889	882	891

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2017
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —133.6% of Net Assets
Strategic Partners Acquisition Corp. (6)	06/30/2023	5.74%	L+ 4.50	1.00%	Clothing/Textiles	$1,915	$1,915	$1,936
STS Operating, Inc.	02/12/2021	4.98%	L+ 3.75	1.00%	Industrial Equipment	1,869	1,875	1,885
Summit Midstream Partners Holdings, LLC (3), (6)	05/13/2022	7.24%	L+ 6.00	1.00%	Oil and Gas	611	605	620
Syniverse Holdings, Inc	04/23/2019	4.33%	L+ 3.00	1.00%	Telecommunications	1,464	1,448	1,420
Syniverse Holdings, Inc.	04/23/2019	4.31%	L+ 3.00	1.00%	Telecommunications	749	702	727
TCH-2 Holdings, LLC	05/06/2021	5.24%	L+ 4.00	1.00%	Electronics/Electric	539	524	543
Thermasys Corp.	05/03/2019	5.31%	L+ 4.00	1.25%	Industrial Equipment	432	432	402
TIBCO Software Inc	12/04/2020	4.74%	L+ 3.50	1.00%	Business Equipment and Services	1,490	1,501	1,497
Traverse Midstream Partners LLC (7)	09/21/2024	6.00%	L+ 5.00	1.00%	Oil and Gas	1,495	1,488	1,516
Tricorbraun Holdings, Inc. (9)	11/30/2023	4.75%	L+ 3.75	1.00%	Containers and Glass Products	91	—	1
Tricorbraun Holdings, Inc.	11/30/2023	5.08%	L+ 3.75	—%	Containers and Glass Products	902	919	910
Truck Hero, Inc.	04/22/2024	5.33%	L+ 4.00	1.00%	Automotive	1,995	1,976	1,999
Turbocombustor Technology, Inc. (6)	12/02/2020	5.83%	L+ 4.50	1.00%	Aerospace and Defense	3,369	3,353	3,268
U.S. Renal Care, Inc.	12/30/2022	5.58%	L+ 4.25	1.00%	Health Care	491	488	477
Unifrax I LLC (3)	04/04/2024	5.08%	L+ 3.75	1.00%	Industrial Equipment	740	738	746
University Support Services LLC	07/06/2022	5.49%	L+ 4.25	1.00%	Health Care	1,166	1,166	1,174
Veritas US Inc. (3)	01/27/2023	5.83%	L+ 4.50	1.00%	Electronics/Electric	1,987	1,947	2,010
VF Holding Corp.	06/30/2023	4.49%	L+ 3.25	1.00%	Insurance	1,041	1,037	1,046
WP CPP Holdings, LLC	12/28/2019	4.81%	L+ 3.50	1.00%	Aerospace and Defense	2,391	2,388	2,338
Total First Lien Floating Rate Loans						$178,910	$177,705	$175,274
Second Lien Floating Rate Loans —10.1% of Net Assets
Advantage Sales & Marketing Inc.	07/25/2022	7.74%	L+ 6.50	1.00%	Business Equipment and Services	$1,000	$995	$906
Albany Molecular Research, Inc. (7)	08/30/2025	8.33%	L+ 7.00	1.00%	Health Care	1,500	1,534	1,524
Almonde Inc (3)	06/13/2025	8.57%	L+ 7.25	1.00%	Technology	609	603	621
Anchor Glass Container Corporation	12/07/2024	9.07%	L+ 7.75	1.00%	Containers and Glass Products	500	496	507
Applied Systems, Inc. (7)	09/19/2025	8.00%	L+ 7.00	1.00%	Technology	344	344	356
Asurion, LLC	08/04/2025	7.24%	L+ 6.00	—%	Diversified Insurance	567	567	581
BJ's Wholesale Club, Inc.	02/03/2025	8.73%	L+ 7.50	1.00%	Food/Drug Retailers	845	824	810
CH Hold Corp.	02/01/2025	8.48%	L+ 7.25	1.00%	Automotive	149	148	152
Checkout Holding Corp.	04/11/2022	7.99%	L+ 6.75	1.00%	Business Equipment and Services	1,000	1,002	576
Del Monte Foods, Inc. (3)	08/18/2021	8.69%	L+ 7.25	1.00%	Food Products	1,500	1,499	743
Hyland Software Inc.	07/07/2025	8.23%	L+ 7.00	0.75%	Electronics/Electric	298	297	305
Jazz Acquisition, Inc.	06/19/2022	8.08%	L+ 6.75	1.00%	Aerospace and Defense	1,250	1,254	1,191
Mitchell International, Inc.	10/11/2021	8.81%	L+ 7.50	1.00%	Electronics/Electric	750	716	758
NVA Holdings, Inc.	08/14/2022	8.33%	L+ 7.00	1.00%	Health Care	1,500	1,506	1,513
Optiv Inc.	01/31/2025	8.56%	L+ 7.25	1.00%	Business Equipment and Services	444	442	413
ProAmpac PG Borrower LLC	11/18/2024	9.82%	L+ 8.50	1.00%	Containers and Glass Products	500	493	509

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2017
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Second Lien Floating Rate Loans (continued)—10.1% of Net Assets
Ranpak Corp. (6)	10/03/2022	8.48%	L+ 7.25	1.00%	Containers and Glass Products	$845	$845	$841
Solenis International, L.P.	07/31/2022	8.07%	L+ 6.75	1.00%	Chemical/Plastics	500	498	499
WP CPP Holdings, LLC (6)	04/30/2021	9.06%	L+ 7.75	1.00%	Aerospace and Defense	492	499	458
Total Second Lien Floating Rate Loans						$14,593	$14,562	$13,263
CLO Equity —29.9% of Net Assets
AMMC 2017-21A, Subordinated Notes (3), (4), (6), (7)	11/02/2030	12.50%				$2,750	$2,471	$2,454
Apidos CLO XIV, Income Notes (3), (4), (6)	04/15/2025	—%				5,900	2,184	1,298
Apidos CLO XVIII, Income Notes (3), (4), (6)	07/22/2026	7.46%				2,500	1,726	1,432
Apidos CLO XXVII, Subordinated Notes (3), (4), (6)	07/17/2030	10.54%				5,000	4,510	4,430
Ares XXIX CLO Ltd., Subordinated Notes (3), (4), (6)	04/17/2026	7.58%				4,750	3,309	2,470
Avery Point II CLO, Income Notes (3), (4), (6)	07/17/2025	15.83%				3,200	1,714	448
Babson 2015-1, Income Notes (3), (4), (6)	04/20/2027	15.41%				2,500	1,849	1,444
Betony CLO, Ltd., Subordinated Notes (3), (4), (6)	04/15/2027	6.61%				2,500	1,803	1,106
Carlyle Global Market Strategies CLO 2014-3, LTD., Subordinated Notes (3), (4), (6)	07/27/2026	14.91%				2,000	1,537	1,489
Carlyle Global Market Strategies CLO 2015-3, LTD., Subordinated Notes (3), (4), (6)	07/28/2028	13.19%				3,000	2,252	2,279
Carlyle Global Market Strategies CLO 2017-3, LTD., Subordinated Notes (3), (4), (6)	07/20/2029	10.06%				2,000	1,843	1,830
Cent CLO 18 Limited, Subordinated Notes (3), (4), (6)	07/23/2025	17.28%				4,675	3,144	2,366
Cent CLO 19 Limited, Subordinated Notes (3), (4), (6)	10/29/2025	15.76%				2,750	2,027	1,533
Dryden 30 Senior Loan Fund, Subordinated Notes (3), (4), (6)	11/15/2025	15.68%				2,500	1,332	1,013
Dryden 38 Senior Loan Fund, Subordinated Notes (3), (4), (6)	07/15/2027	9.27%				3,000	2,337	2,301
Galaxy XVI CLO, Ltd., Subordinated Notes (3), (4), (6)	11/16/2025	10.34%				2,750	1,758	1,262
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3), (4), (6)	10/20/2029	12.71%				1,000	607	443
Magnetite VIII, Limited, Subordinated Notes (3), (4), (6)	04/15/2026	8.33%				3,000	2,178	1,670
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3), (4), (6)	10/15/2025	13.43%				3,410	1,911	1,614
Octagon Investment Partners XX, Ltd., Subordinated Notes (3), (4), (6)	08/12/2026	8.74%				2,500	1,743	1,264
Voya 2017-2, Subordinated Notes (3), (4), (6)	06/07/2030	10.18%				2,000	1,830	1,846
Wind River CLO 2014-1, Ltd. (3), (4), (6)	04/18/2026	15.09%				5,050	3,478	3,218
Total CLO Equity						$68,735	$47,543	$39,210

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
SEPTEMBER 30, 2017
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Common Equity —0.0% of Net Assets
Ameriforge Group Inc., Common Equity (1,570 shares) (6), (11), (12)					Manufacturing	—	—	49
Total Common Equity						$—	$—	$49
Warrants —0.0% of Net Assets
Ameriforge Group Inc., Warrants (4,984 shares) (6), (11), (12)					Manufacturing	—	—	—
Total Warrants						$—	$—	$—
Total Non-Control/Non-Affiliate Investments (8) —173.6% of Net Assets						$262,238	$239,810	$227,796
Liabilities in Excess of Other Assets — (73.6%) of Net Assets								(96,571)
Net Assets — 100.0%								$131,225

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of September 30, 2017. For each CLO investment we have provided the yield as of September 30, 2017 determined using the effective interest method that will be applied to the current amortized cost of the investment in the following quarter. See Note 2 to the consolidated financial statements regarding the recognition of investment income on CLOs.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically the London Interbank Offered Rate (“LIBOR” or “L”) or the prime index rate (“PRIME” or “P”), and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2017, qualifying assets represented 75% of total assets at fair value.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)
All first lien floating rate loans and second lien floating rate loans are held at ACSF Funding I, LLC (“ACSF Funding”), a wholly owned special purpose financing vehicle, and are pledged as collateral for a secured revolving credit facility (see Note 7).

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)	All or a portion of this position has not settled as of September 30, 2017.

(8)
Net estimated unrealized loss for federal income tax purposes is $13,034 as of September 30, 2017 based on a tax cost of $240,830. Estimated aggregate gross unrealized loss for federal income tax purposes as of September 30, 2017 is $14,660; estimated aggregate gross unrealized gain for federal income tax purposes as of September 30, 2017 is $1,626.

(9)	Debt investment has an unfunded loan commitment of $90.9 (See Note 11).

(10)	Investment has been placed on non-accrual status as of September 30, 2017.

(11)	Non-income producing.

(12)
All of the Company’s portfolio company investments, which as of September 30, 2017 represented 173.6% of the Company’s net assets or 96.0% of the Company’s total assets, are subject to legal restrictions on sales.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016
(in thousands)

Description (13)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans — 137.5% of Net Assets
24 Hour Fitness Worldwide, Inc. (6)	05/28/2021	4.75%	L+ 3.75	1.00%	Leisure Goods/Activities/Movies	$1,952	$1,947	$1,937
Acosta, Inc. (6)	09/26/2021	4.25%	L+ 3.25	1.00%	Business Equipment and Services	2,450	2,420	2,396
ADMI Corp. (6)	04/29/2022	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	1,534	1,531	1,549
Aegis Toxicology Sciences Corporation (6)	02/24/2021	5.50%	L+ 4.50	1.00%	Health Care	1,625	1,618	1,550
Agrofresh Inc. (4), (6)	07/31/2021	5.75%	L+ 4.75	1.00%	Chemical/Plastics	641	639	594
Air Medical Group Holdings, Inc. (6)	04/28/2022	4.25%	L+ 3.25	1.00%	Health Care	1,970	1,974	1,970
Albertson’s LLC (6)	12/21/2022	4.25%	L+ 3.25	0.75%	Food/drug retailers	988	965	1,002
AlixPartners, LLP (6)	07/28/2022	4.00%	L+ 3.00	1.00%	Financial Intermediaries	980	978	990
Alliant Holdings Intermediate, LLC (6)	08/12/2022	5.25%	L+ 4.00	1.00%	Diversified Insurance	497	493	503
Alliant Holdings Intermediate, LLC (6)	08/12/2022	4.75%	L+ 3.50	1.00%	Diversified Insurance	1,034	1,032	1,042
Allied Universal Holdco LLC (6), (9)	07/28/2022	5.50%	L+ 4.50	1.00%	Business equipment and services	84	82	86
Allied Universal Holdco LLC (6)	07/28/2022	5.50%	L+ 4.50	1.00%	Business Equipment and Services	832	824	841
Altice France S.A. (4), (6)	01/15/2024	5.14%	L+ 4.25	0.75%	Cable and Satellite Television	1,492	1,479	1,515
American Tire Distributors, Inc. (5)	09/01/2021	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	966	962	965
Amneal Pharmaceuticals LLC (6)	11/01/2019	4.50%	L+ 3.50	1.00%	Drugs	982	982	986
AmWINS Group, LLC (6)	09/06/2019	4.75%	L+ 3.75	1.00%	Diversified Insurance	2,904	2,913	2,940
Anchor Glass Container Corporation (6)	12/07/2023	4.25%	L+ 3.25	1.00%	Containers and Glass Products	1,722	1,713	1,739
APLP Holdings Limited Partnership (4), (6)	04/13/2023	6.00%	L+ 5.00	1.00%	Utilities	457	445	464
AqGen Ascensus, Inc. (6)	12/05/2022	5.50%	L+ 4.50	1.00%	Financial Intermediaries	1,486	1,433	1,488
Aquilex LLC (6)	12/31/2020	5.00%	L+ 4.00	1.00%	Business Equipment and Services	906	905	889
Ardent Legacy Acquisitions, Inc. (6)	08/04/2021	6.50%	L+ 5.50	1.00%	Health Care	329	327	328
Arnhold and S. Bleichroeder Holdings, Inc. (6)	12/01/2022	5.00%	L+ 4.00	0.75%	Financial Intermediaries	707	695	715
Ascend Learning, LLC (6)	07/31/2019	5.50%	L+ 4.50	1.00%	Business Equipment and Services	581	580	586
Asurion, LLC (6)	08/04/2022	5.00%	L+ 4.00	1.00%	Diversified Insurance	2,144	2,125	2,176
Avaya Inc. (6)	05/29/2020	6.25%	L+ 5.25	1.00%	Electronics/Electric	1,484	1,256	1,294
Bass Pro Shops (6)	12/15/2023	5.97%	L+ 5.00	0.75%	Retailers (except food & drug)	1,000	990	992
BJ’s Wholesale Club, Inc. (6)	09/26/2019	4.50%	L+ 3.50	1.00%	Food/Drug Retailers	1,424	1,424	1,439
Blackboard Inc. (6)	06/30/2021	6.00%	L+ 5.00	1.00%	Electronics/Electric	2,411	2,411	2,434
BWay Intermediate Company, Inc. (6)	08/14/2023	4.75%	L+ 3.75	1.00%	Containers and Glass Products	2,344	2,330	2,355
C.H.I. Overhead Doors, Inc. (6)	07/29/2022	4.50%	L+ 3.50	1.00%	Building and Development	665	662	667
Calceus Acquisition, Inc. (6)	01/31/2020	5.00%	L+ 4.00	1.00%	Clothing/Textiles	2,313	2,319	2,030
Candy Intermediate Holdings, Inc. (6)	06/15/2023	5.50%	L+ 4.50	1.00%	Food Products	1,791	1,789	1,807
Carecore National, LLC (6)	03/05/2021	5.50%	L+ 4.50	1.00%	Health Care	1,999	1,999	1,971

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description (13)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
CB Poly Investments, LLC (6)	08/16/2023	6.25%	L+ 5.25	1.00%	Clothing/Textiles	$1,496	$1,482	$1,515
CCM Merger, Inc. (6)	08/06/2021	4.02%	L+ 3.25	0.75%	Lodging and Casinos	793	789	803
CEC Entertainment, Inc. (6)	02/12/2021	4.00%	L+ 3.00	1.00%	Leisure Goods/Activities/Movies	742	720	741
Checkout Holding Corp. (6)	04/09/2021	4.50%	L+ 3.50	1.00%	Business Equipment and Services	2,437	2,436	2,133
CHG Healthcare Services, Inc. (6)	06/07/2023	4.75%	L+ 3.75	1.00%	Health Care	662	662	670
CHS/Community Health Systems, Inc. (4), (6)	01/27/2021	4.00%	L+ 3.00	1.00%	Health Care	1,450	1,394	1,409
CityCenter Holdings, LLC (6)	10/16/2020	4.25%	L+ 3.25	1.00%	Lodging and Casinos	1,461	1,467	1,480
CNT Holdings III Corp (6)	01/22/2023	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	695	691	705
Compuware Corporation (6)	12/15/2021	6.25%	L+ 5.25	1.00%	Electronics/Electric	953	935	960
Cotiviti Corporation (4), (6)	09/28/2023	3.75%	L+ 2.75	0.75%	Health Care	764	759	772
CPG International Inc. (6)	09/30/2020	4.75%	L+ 3.75	1.00%	Building and Development	1,918	1,918	1,935
CPI Buyer, LLC (6)	08/16/2021	5.50%	L+ 4.50	1.00%	Industrial Equipment	1,960	1,949	1,941
CT Technologies Intermediate Holdings, Inc. (6)	12/01/2021	5.25%	L+ 4.25	1.00%	Electronics/Electric	493	491	472
Dell International LLC (6)	09/07/2023	4.02%	L+ 3.25	0.75%	Electronics/Electric	2,000	1,990	2,037
Dole Food Company, Inc. (6)	11/01/2018	4.61%	L+ 3.50	1.00%	Food Products	2,486	2,483	2,505
Duff & Phelps Corporation (6)	04/23/2020	4.75%	L+ 3.75	1.00%	Financial Intermediaries	2,394	2,395	2,417
Eastern Power, LLC (6)	10/02/2021	5.00%	L+ 4.00	1.00%	Utilities	1,932	1,923	1,953
Electrical Components International, Inc. (6)	05/28/2021	5.75%	L+ 4.75	1.00%	Conglomerates	1,808	1,812	1,817
Emerald Expositions Holding, Inc. (6)	06/17/2020	4.75%	L+ 3.75	1.00%	Publishing	2,449	2,462	2,468
Epicor Software Corporation (6)	06/01/2022	4.75%	L+ 3.75	1.00%	Electronics/Electric	1,954	1,939	1,965
Erie Acquisition Holdings, Inc. (6)	03/01/2023	6.06%	L+ 4.75	1.00%	Business Equipment and Services	492	483	500
Expro Finservices S.à r.l. (4), (6)	09/02/2021	5.75%	L+ 4.75	1.00%	Oil and gas	1,955	1,935	1,667
Fairmount Santrol, Inc. (4), (6)	09/05/2019	4.50%	L+ 3.50	1.00%	Nonferrous Metals/Minerals	423	424	412
FHC Health Systems, Inc. (6)	12/23/2021	5.00%	L+ 4.00	1.00%	Health Care	1,492	1,471	1,455
Filtration Group Corporation (6)	11/23/2020	4.25%	L+ 3.25	1.00%	Industrial Equipment	988	988	997
Fitness International, LLC (6)	07/01/2020	6.00%	L+ 5.00	1.00%	Leisure Goods/Activities/Movies	1,746	1,724	1,751
Flexera Software LLC (6)	04/02/2020	4.50%	L+ 3.50	1.00%	Electronics/Electric	998	998	1,000
Gates Global LLC (6)	07/06/2021	4.25%	L+ 3.25	1.00%	Automotive	1,452	1,451	1,455
Global Tel*Link Corporation (6)	05/23/2020	5.00%	L+ 3.75	1.25%	Telecommunication	1,649	1,632	1,645
Gold Merger Co, Inc. (6)	07/27/2023	4.75%	L+ 3.75	1.00%	Business Equipment and Services	998	1,001	1,005
Greeneden U.S. Holdings I, LLC (6)	12/01/2023	6.25%	L+ 5.25	1.00%	Electronics/Electric	500	493	510
Gruden Acquisition, Inc. (6)	08/18/2022	5.75%	L+ 4.75	1.00%	Surface Transport	330	327	316
Hercules Achievement, Inc.(6)	12/10/2021	5.00%	L+ 4.00	1.00%	Clothing/Textiles	748	744	760

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description (13)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
HFOTCO LLC (6)	08/19/2021	4.25%	L+ 3.25	1.00%	Oil and Gas	$1,487	$1,433	$1,484
HGIM Corp. (6)	06/18/2020	5.50%	L+ 4.50	1.00%	Surface Transport	1,451	1,454	1,143
Hyland Software, Inc. (6)	7/1/2022	4.75%	L+ 3.75	1.00%	Electronics/Electric	2,458	2,440	2,477
IBC Capital Limited (4), (6)	9/9/2021	4.98%	L+ 3.75	1.00%	Business Equipment and Services	997	988	989
Immucor, Inc. (6)	8/17/2018	5.00%	L+ 3.75	1.25%	Conglomerates	975	978	945
Indra Holdings Corp. (6)	5/1/2021	5.25%	L+ 4.25	1.00%	Clothing/Textiles	1,185	1,178	797
Infoblox Inc. (6)	11/7/2023	6.00%	L+ 5.00	1.00%	Electronics/Electric	1,429	1,401	1,424
Informatica Corporation (6)	8/5/2022	4.50%	L+ 3.50	1.00%	Electronics/Electric	1,975	1,971	1,970
Information Resources, Inc. (6), (8)	12/20/2023	5.25%	L+ 4.25	1.00%	Business Equipment and Services	2,431	2,419	2,453
Information Resources, Inc. (6)	9/30/2020	5.56%	L+ 3.75	1.00%	Business Equipment and Services	1,929	1,937	1,942
Inmar, Inc. (6)	1/27/2021	4.50%	L+ 3.50	1.00%	Business Equipment and Services	2,691	2,673	2,677
Ion Media Networks, Inc. (6)	12/18/2020	4.50%	L+ 3.50	1.00%	Broadcast Radio and Television	1,897	1,905	1,920
IPC Corp. (6)	8/6/2021	5.50%	L+ 4.50	1.00%	Electronics/Electric	1,474	1,468	1,421
Jaguar Holding Company I (6)	8/18/2022	4.25%	L+ 3.25	1.00%	Drugs	1,478	1,472	1,496
Jazz Acquisition, Inc. (6)	6/19/2021	4.50%	L+ 3.50	1.00%	Aerospace and Defense	1,952	1,955	1,841
Jo-Ann Stores, LLC (6)	10/20/2023	6.26%	L+ 5.00	1.00%	Retailers (except food & drug)	500	490	505
Kronos Acquisition Intermediate Inc. (4), (6)	8/26/2022	6.00%	L+ 5.00	1.00%	Cosmetics/Toiletries	988	967	999
Kronos Incorporated (6), (8)	11/1/2023	5.00%	L+ 4.00	1.00%	Cosmetics/Toiletries	2,300	2,292	2,332
Landslide Holdings, Inc. (6)	9/27/2022	5.50%	L+ 4.50	1.00%	Electronics/Electric	648	641	657
Learning Care Group (US) No. 2 Inc. (6)	5/5/2021	5.00%	L+ 4.00	1.00%	Business Equipment and Services	987	987	997
Liberty Cablevision of Puerto Rico LLC (6)	1/7/2022	4.50%	L+ 3.50	1.00%	Cable and Satellite Television	1,000	993	996
Life Time Fitness, Inc. (6)	6/10/2022	4.25%	L+ 3.25	1.00%	Leisure Goods/Activities/Movies	865	859	872
Manitowoc Foodservice, Inc. (4), (6)	3/3/2023	5.75%	L+ 4.75	1.00%	Industrial Equipment	635	623	646
McGraw-Hill Global Education Holdings, LLC (6)	5/4/2022	5.00%	L+ 4.00	1.00%	Publishing	995	991	998
Mediware Information Systems, Inc. (6)	9/28/2023	5.75%	L+ 4.75	1.00%	Electronics/Electric	499	494	503
Meter Readings Holdings, LLC (6)	8/29/2023	6.75%	L+ 5.75	1.00%	Electronics/Electric	665	655	679
Mister Car Wash Holdings, Inc. (6), (8)	8/20/2021	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	125	124	126
Mister Car Wash Holdings, Inc. (6), (8)	8/20/2021	5.25%	L+ 4.25	1.00%	Retailers (except food & drug)	623	619	626
Mitchell International, Inc. (6)	10/13/2020	4.50%	L+ 3.50	1.00%	Electronics/Electric	2,377	2,384	2,384
Moneygram International, Inc. (4), (6)	3/27/2020	4.25%	L+ 3.25	1.00%	Business Equipment and Services	583	561	578
MPH Acquisition Holdings LLC (6)	6/7/2023	5.00%	L+ 4.00	1.00%	Health Care	464	462	473
National Financial Partners Corp. (6)	7/1/2020	6.25%	L+ 3.50	1.00%	Diversified Insurance	1,943	1,951	1,963
NFP Corp. (6), (8)	1/8/2024	4.50%	L+ 3.50	1.00%	Insurance	2,500	2,488	2,526
NVA Holdings, Inc. (6)	8/14/2021	5.50%	L+ 4.50	1.00%	Health Care	394	393	396
Oak Parent, Inc. (6)	10/26/2023	5.50%	L+ 4.50	1.00%	Clothing/Textiles	1,367	1,357	1,375

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description (13)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
Omnitracs, LLC (6)	11/25/2020	4.75%	L+ 3.75	1.00%	Electronics/Electric	$992	$977	$1,002
Onex Carestream Finance LP (6)	6/7/2019	5.00%	L+ 4.00	1.00%	Electronics/Electric	1,610	1,613	1,568
Opal Acquisition, Inc. (6)	11/27/2020	5.00%	L+ 4.00	1.00%	Health Care	2,899	2,885	2,776
Ortho-Clinical Diagnostics Holdings Luxembourg S.À R.L. (4), (6)	6/30/2021	4.75%	L+ 3.75	1.00%	Health Care	2,445	2,392	2,432
PAE Holding Corporation (6)	10/20/2022	6.50%	L+ 5.50	1.00%	Aerospace and Defense	571	560	577
Peabody Energy Corporation (4), (6), (10)	9/24/2020	4.25%	L+ 3.25	1.00%	Nonferrous Metals/Minerals	771	647	755
PetSmart, Inc. (6)	3/11/2022	4.00%	L+ 3.00	1.00%	Retailers (except food & drug)	488	485	490
Plaskolite, LLC (6)	11/3/2022	5.75%	L+ 4.75	1.00%	Chemical/Plastics	920	914	924
Plaze, Inc. (6)	7/31/2022	5.25%	L+ 4.25	1.00%	Chemical/Plastics	824	823	828
PODS, LLC (6)	2/2/2022	4.50%	L+ 3.50	1.00%	Surface Transport	992	982	1,004
Power Buyer, LLC (6)	5/6/2020	4.25%	L+ 3.25	1.00%	Utilities	993	992	996
Presidio, Inc. (6)	2/2/2022	5.25%	L+ 4.25	1.00%	Electronics/Electric	1,281	1,281	1,297
Press Ganey Holdings, Inc. (6)	10/23/2023	4.25%	L+ 3.25	1.00%	Health Care	400	398	403
PrimeLine Utility Services LLC (6)	11/14/2022	6.50%	L+ 5.50	1.00%	Utilities	1,107	1,098	1,111
ProAmpac PG Borrower LLC (6)	11/20/2023	5.00%	L+ 4.00	1.00%	Containers and Glass Products	450	446	456
Quest Software US Holdings Inc. (6)	10/31/2022	7.00%	L+ 6.00	1.00%	Electronics/Electric	2,000	1,986	2,030
Quikrete Holdings, Inc. (6)	11/15/2023	4.00%	L+ 3.25	0.75%	Building and Development	1,000	995	1,011
Rackspace Hosting, Inc. (6)	11/3/2023	4.50%	L+ 3.50	1.00%	Electronics/Electric	500	500	507
Ravago Holdings America, Inc. (6)	7/13/2023	5.00%	L+ 4.00	1.00%	Chemical/Plastics	498	493	504
Renaissance Learning, Inc. (6)	4/9/2021	4.50%	L+ 3.50	1.00%	Electronics/Electric	1,945	1,944	1,954
RGIS Services, LLC (6)	10/18/2017	5.50%	L+ 4.25	1.25%	Business Equipment and Services	1,506	1,504	1,393
Riverbed Technology, Inc. (6)	4/25/2022	4.25%	L+ 3.25	1.00%	Electronics/Electric	1,975	1,975	1,992
Road Infrastructure Investment Holdings, Inc. (6)	6/13/2023	5.00%	L+ 4.00	1.00%	Chemical/Plastics	800	798	808
Scientific Games International, Inc. (4), (6)	10/1/2021	6.00%	L+ 5.00	1.00%	Lodging and Casinos	978	971	991
Sears Roebuck Acceptance Corp. (4), (6)	6/30/2018	5.50%	L+ 4.50	1.00%	Retailers (except food & drug)	977	970	940
Securus Technologies Holdings, Inc. (6)	4/30/2020	4.75%	L+ 3.50	1.25%	Telecommunication	1,866	1,850	1,859
Serta Simmons Bedding, LLC (6)	11/8/2023	4.50%	L+ 3.50	1.00%	Home furnishings	2,000	1,990	2,025
Shearer’s Foods, LLC (6)	6/30/2021	5.25%	L+ 4.25	1.00%	Food products	495	491	497
Solera, LLC (4), (6)	3/3/2023	5.75%	L+ 4.75	1.00%	Electronics/Electric	496	483	504
Sterigenics-Nordion Holdings, LLC (6)	5/16/2022	4.25%	L+ 3.25	1.00%	Health Care	895	888	902
STS Operating, Inc. (6)	2/12/2021	4.75%	L+ 3.75	1.00%	Industrial Equipment	1,906	1,914	1,849
Surgery Center Holdings, Inc. (4), (6)	11/3/2020	4.75%	L+ 3.75	1.00%	Health Care	1,960	1,954	1,980
Syniverse Holdings, Inc. (6)	4/23/2019	4.00%	L+ 3.00	1.00%	Telecommunication	1,466	1,444	1,288

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description (13)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
TCH-2 Holdings, LLC (6)	5/6/2021	5.50%	L+ 4.50	1.00%	Electronics/Electric	$543	$527	$545
Thermasys Corp. (6)	5/3/2019	5.25%	L+ 4.00	1.25%	Industrial Equipment	441	442	380
Travelport Finance (Luxembourg) S.à r.l. (4), (6)	9/2/2021	5.00%	L+ 4.00	1.00%	Business Equipment and Services	1,918	1,902	1,940
Turbocombustor Technology, Inc. (6)	12/2/2020	5.50%	L+ 4.50	1.00%	Aerospace and Defense	3,395	3,376	3,106
U.S. Renal Care, Inc. (6)	12/30/2022	5.25%	L+ 4.25	1.00%	Health Care	495	491	466
USI, Inc. (6)	12/27/2019	4.25%	L+ 3.25	1.00%	Diversified Insurance	1,819	1,828	1,832
VF Holding Corp. (6)	6/30/2023	4.25%	L+ 3.25	1.00%	Electronics/Electric	998	993	1,003
Weight Watchers International, Inc. (4), (6)	4/2/2020	4.07%	L+ 3.25	0.75%	Food Products	987	845	823
William Morris Endeavor Entertainment , LLC (6)	5/6/2021	5.25%	L+ 4.25	1.00%	Broadcast Radio and Television	1,945	1,943	1,969
WP CPP Holdings, LLC (6)	12/28/2019	4.50%	L+ 3.50	1.00%	Aerospace and Defense	2,409	2,406	2,360
Total First Lien Floating Rate Loans						$190,535	$189,009	$188,098
Second Lien Floating Rate Loans — 11.3% of Net Assets
Advantage Sales & Marketing Inc. (6)	7/25/2022	7.50%	L+ 6.50	1.00%	Business Equipment and Services	$1,000	$995	$979
Ameriforge Group Inc. (7), (10)	12/21/2020	8.75%	L+ 7.50	1.25%	Oil and Gas	500	444	79
Anchor Glass Container Corporation (6)	12/7/2024	8.75%	L+ 7.75	1.00%	Containers and Glass Products	500	495	511
Applied Systems, Inc.	1/24/2022	7.50%	L+ 6.50	1.00%	Electronics/Electric	970	965	982
Asurion, LLC (6)	3/3/2021	8.50%	L+ 7.50	1.00%	Diversified Insurance	1,000	991	1,019
Checkout Holding Corp. (6)	4/11/2022	7.75%	L+ 6.75	1.00%	Business Equipment and Services	1,000	1,002	720
Del Monte Foods, Inc. (4), (6)	8/18/2021	8.45%	L+ 7.25	1.00%	Food Products	1,500	1,499	1,154
Jazz Acquisition, Inc. (6)	6/19/2022	7.75%	L+ 6.75	1.00%	Aerospace and Defense	1,250	1,254	1,061
Jonah Energy LLC (6), (7)	5/12/2021	7.50%	L+ 6.50	1.00%	Oil and Gas	500	495	475
Mitchell International, Inc. (6)	10/11/2021	8.50%	L+ 7.50	1.00%	Electronics/Electric	750	710	746
NVA Holdings, Inc. (6)	8/14/2022	8.00%	L+ 7.00	1.00%	Health Care	1,500	1,507	1,506
ProAmpac PG Borrower LLC (6)	11/18/2024	9.50%	L+ 8.50	1.00%	Containers and Glass Products	500	493	503
Ranpak Corp. (6)	10/3/2022	8.25%	L+ 7.25	1.00%	Containers and Glass Products	1,375	1,374	1,341
Sedgwick Claims Management Services, Inc. (6)	2/28/2022	6.75%	L+ 5.75	1.00%	Diversified Insurance	2,500	2,417	2,503
Solenis International, L.P. (6)	7/31/2022	7.75%	L+ 6.75	1.00%	Chemical/Plastics	500	498	493
U.S. Renal Care, Inc. (6)	12/29/2023	9.00%	L+ 8.00	1.00%	Health Care	1,000	987	890
WP CPP Holdings, LLC (6)	4/30/2021	8.75%	L+ 7.75	1.00%	Aerospace and Defense	492	500	467
Total Second Lien Floating Rate Loans						$16,837	$16,626	$15,429
CLO Equity — 30.2% of Net Assets
Apidos CLO XIV, Income Notes (4), (5), (7)	4/15/2025	11.02%				$5,900	$4,056	$3,480
Apidos CLO XVIII, Income Notes (4), (5), (7)	7/22/2026	10.08%				2,500	1,769	1,450
Ares XXIX CLO Ltd., Subordinated Notes (4), (5), (7)	4/17/2026	5.81%				4,750	3,508	2,605
Avery Point II CLO, Limited, Income Notes (4), (5), (7)	7/17/2025	—%				3,200	1,903	1,101

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2016
(in thousands)

Description (13)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry (3)	Par Amount	Cost	Fair Value
CLO Equity (continued) — 30.2% of Net Assets
Babson 2015-1, Income Notes (4), (5), (7)	4/20/2027	16.74%				$2,500	$1,920	$1,811
Betony CLO, Ltd., Subordinated Notes (4), (5), (7)	4/15/2027	1.79%				2,500	1,903	1,278
Blue Hill CLO, Ltd., Subordinated Notes (4), (5), (7)	1/15/2026	—%				5,400	3,910	1,636
Blue Hill CLO, Ltd., Subordinated Fee Notes (4), (5), (7)	1/15/2026	—%				100	63	58
Carlyle Global Market Strategies CLO 2015-3, Ltd., Subordinated Notes (4), (5), (7)	7/28/2028	20.55%				3,000	2,307	2,456
Cent CLO 18 Limited, Subordinated Notes (4), (5), (7)	7/23/2025	19.36%				4,675	3,212	2,801
Cent CLO 19 Limited, Subordinated Notes (4), (5), (7)	10/29/2025	18.20%				2,750	2,012	1,677
Dryden 30 Senior Loan Fund, Subordinated Notes (4), (5), (7)	11/15/2025	22.98%				2,500	1,440	1,368
Dryden 31 Senior Loan Fund, Subordinated Notes (4), (5), (7)	4/18/2026	15.60%				5,250	3,405	2,954
Dryden 38 Senior Loan Fund, Subordinated Notes (4), (5), (7), (8)	7/15/2027	17.80%				3,000	2,423	2,456
Galaxy XVI CLO, Ltd., Subordinated Notes (4), (5), (7)	11/17/2025	4.28%				2,750	1,893	1,479
Halcyon Loan Advisors Funding 2014-1 Ltd., Subordinated Notes (4), (5), (7)	4/18/2026	2.28%				3,750	2,680	1,466
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (4), (5), (7)	10/20/2024	14.24%				1,000	660	636
Magnetite VIII, Limited, Subordinated Notes (4), (5), (7)	4/15/2026	13.95%				3,000	2,334	2,140
Neuberger Berman CLO XV, Ltd., Subordinated Notes (4), (5), (7)	10/15/2025	15.43%				3,410	2,056	1,937
Octagon Investment Partners XIV, Ltd., Income Notes (4), (5), (7)	1/15/2024	0.61%				5,500	3,328	1,805
Octagon Investment Partners XX, Ltd., Subordinated Notes (4), (5), (7)	8/12/2026	5.64%				2,500	1,850	1,383
THL Credit Wind River 2014-1 CLO Ltd., Subordinated Notes (4), (5), (7)	4/18/2026	17.49%				5,050	3,698	3,352
Total CLO Equity						$74,985	$52,330	$41,329
Common Equity — 0.0% of Net Assets
New Millennium Holdco, Inc. (9,446 shares) (6), (7), (11)					Health Care	$—	$—	$16
Total Common Equity						$—	$—	$16
Total Non-Control/Non-Affiliate Investments (12) — 179.0% of net assets						$282,357	$257,965	$244,872
Liabilities in Excess of Other Assets — (79.0%)								(108,083)
Net Assets — 100.0%								$136,789

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of December 31, 2016. For each CLO investment we have provided the accounting yield as of December 31, 2016 determined using the effective interest method. See Note 2 to the consolidated financial statements regarding the recognition of investment income on CLOs.

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

(6)	Assets are held at ACSF Funding and are pledged as collateral for a secured revolving credit facility (see Note 7).

(7)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(8)	All or a portion of this position has not settled as of December 31, 2016.

(9)	Debt investment has an unfunded loan commitment of $81.5.

(10)	Investment has been placed on non-accrual status as of December 31, 2016.

(11)	Common equity is non-income producing.

(12)
Net estimated unrealized loss for federal income tax purposes is $14,993 as of December 31, 2016 based on a tax cost of $259,864. Estimated aggregate gross unrealized loss for federal income tax purposes as of December 31, 2016 is $17,211; estimated aggregate gross unrealized gain for federal income tax purposes as of December 31, 2016 is $2,218.

(13)
All of the Company’s portfolio company investments, which as of December 31, 2016 represented 179.0% of the Company’s net assets or 95.2% of the Company’s total assets, are subject to legal restrictions on sales.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the word “million” or otherwise)

Note 1. Organization
American Capital Senior Floating, Ltd. (which is referred to as “ACSF”, “we”, “us” and “our”) was organized in February 2013 as a Maryland corporation and commenced operations on October 15, 2013. We are structured as an externally managed, diversified closed-end investment management company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended and the rules and regulations promulgated thereunder (the “1940 Act”) and to be taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
As of September 30, 2017 and December 31, 2016, all of our investments were non-control/non-affiliate investments.
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
Realized Gain or Loss and Unrealized Gain or Loss
Realized gain or loss from an investment is recorded at the time of disposition and calculated using the weighted average cost method. Unrealized gain or loss reflects the changes in fair value of investments as determined in compliance with the valuation policy as discussed in Note 6.
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
Investment Income
For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of September 30, 2017, we had one loan on non-accrual status which represents 0.6% of the total investments at cost and 0.2% of the total investments at fair value.
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
During the three months ended September 30, 2017, we recorded $0.2 million in reductions to the Reference Amount on two of our CLO equity investments. During the nine months ended September 30, 2017, we recorded $4.7 million in reductions to the Reference Amount on twelve of our CLO equity investments. During the three months ended September 30, 2016, we recorded $0.2 million in reductions to the Reference Amount on one CLO equity investment. During the nine months ended September 30, 2016, we recorded $1.3 million in reductions to the Reference Amount on four CLO equity investments.
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
Note 3. Management Agreement
Prior to January 3, 2017, we were managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect wholly owned subsidiary of American Capital, Ltd (“American Capital”), pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, IHAM was appointed as our new investment adviser. Additionally, on January 3, 2017, we entered into an interim management agreement with our Manager pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was automatically terminated in accordance with its terms as a result of its deemed “assignment” under the 1940 Act, following the acquisition of American Capital by Ares Capital on January 3, 2017. On May 19, 2017, the Management Agreement was approved by our stockholders, and on such date, we entered into the Management Agreement.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

The Management Agreement provides that our Manager will be compensated for serving as ACSF’s investment adviser at the same rate as in the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash equivalents and net unrealized gain or loss, each as determined under GAAP at the end of the most recently completed fiscal quarter, with no incentive fee. For the three and nine months ended September 30, 2017, we recognized a management fee expense of $497 and $1,561, respectively. For the three and nine months ended September 30, 2016, we recognized a management fee expense of $512 and $1,520, respectively.
Pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized gain or loss, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our initial public offering (“IPO”) in January 2014 (the “Prior Expense Cap”). The Prior Expense Cap was voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement, and thus the Prior Expense Cap expired on January 3, 2017.
    Pursuant to the Management Agreement, the services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us, are provided and paid for by our investment adviser. We are responsible for all other expenses of our operations and transactions, including, but not limited to, costs incurred in connection with formation and capital raising activities; transaction costs incident to the acquisition, disposition, financing, hedging and ownership of our and our subsidiaries' investments; diligence costs incurred for prospective investments; expenses incurred in contracting with third parties; external legal, auditing, accounting, consulting, investor relations, portfolio valuation, brokerage and administrative fees and expenses; the compensation and expenses of our directors who are not employees of our Manager or any of its affiliates and the cost of liability insurance to indemnify our directors and officers and the officers and employees of our Manager and its affiliates who provide services to us; the costs associated with our indebtedness; expenses related to the payment of dividends; costs incurred by the Board and personnel of our Manager or its affiliates for travel on our behalf; expenses relating to communications to holders of our securities, including our website, and in complying with the continuous reporting and other requirements of the SEC and other governmental bodies; tax and license fees applicable to us and our subsidiaries; insurance costs incurred by us and our subsidiaries; transfer agent, custodial, trustee, third party loan administration and exchange listing fees; the costs of printing and mailing proxies and reports to our stockholders; our pro rata portion of costs associated with any computer software, hardware or information technology services that are used by us or our subsidiaries; settlement, clearing, trustee, prime brokerage and custodial fees and expenses relating to us and our subsidiaries; and our pro rata portion of rent and overhead expenses of our Manager and its affiliates required for our operations and our subsidiaries. Pursuant to the Management Agreement, for the three and nine months ended September 30, 2017, we recognized $18 and $58, respectively, of rent and overhead expenses that were reimbursable to our Manager. Pursuant to our Prior Management Agreement, we were responsible for reimbursing our Prior Manager, American Capital and its affiliates, for certain expenses incurred on our behalf. For the three and nine months ended September 30, 2016, we recognized $222 and $562, respectively, of such expenses that were reimbursable to our Prior Manager.
Beginning in the first quarter of 2017, our Manager voluntarily agreed to be responsible for certain of our 2017 quarterly other operating expenses in excess of a certain percentage of our consolidated net assets, less net unrealized gain or loss, each as defined under GAAP (individually, for each such quarter, a “Voluntary Expense Cap” and collectively, the “Voluntary Expense Caps”). The first quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 0.75% of our consolidated net assets less net unrealized gain or loss as of March 31, 2017. The second quarter 2017 Voluntary Expense Cap and third quarter 2017 Voluntary Expense Cap were calculated based on an annual rate of 1.00% of our consolidated net assets less net unrealized gain or loss as of June 30, 2017 and September 30, 2017, respectively.
For the three and nine months ended September 30, 2017, our Manager was responsible for $59 and $673, respectively, of other operating expenses as a result of the applicable Voluntary Expense Caps. For the three and nine months ended September 30, 2016, our Prior Manager was responsible for $283 and $976, respectively, of other operating expenses as a result of the Prior Expense Cap.
Additionally, for the fourth quarter of fiscal 2017, our Manager has voluntarily agreed to be responsible for certain of our quarterly other operating expenses in excess of an annual rate of 1.25% of our consolidated net assets less unrealized gain or loss as of December 31, 2017, provided that the Management Agreement remains effective as of the date we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our Manager has not agreed to be responsible for any of our operating expenses beyond December 31, 2017.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

Note 4. Related Party Transactions
Administrative Services Agreement
We are externally managed by our Manager and do not have any employees. Our Manager is responsible for administering our business activities and day-to-day operations pursuant to the Management Agreement as discussed in Note 3 above. Further, pursuant to the Management Agreement, our Manager has agreed to provide us with certain administrative services. Our Manager provides such services to us via its administrative services agreement (the “Administrative Agreement”) with Ares Operations LLC (“Ares Operations”), a subsidiary of Ares Management, pursuant to which Ares Operations provides IHAM with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services, services relating to the marketing and sale of interests in vehicles managed by IHAM, managing the services and oversight of custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary, which allows IHAM to fulfill all of its responsibilities under the Management Agreement. Payments made to Ares Operations by our Manager under the Administrative Agreement are equal to an amount based upon the allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the Administrative Agreement, including the allocable portion of the compensation, rent and overhead expenses of certain of IHAM’s officers and their respective staffs incurred on our behalf.
Note 5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator — Net Earnings	$21	$10,349	$3,166	$22,785
Denominator — weighted average shares	10,000	10,000	10,000	10,000
Net Earnings per share — basic and diluted	$—	$1.03	$0.32	$2.28

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
The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$175,274	$—	$143,627	$31,647
Second lien floating rate loans	13,263	—	11,964	1,299
CLO equity	39,210	—	—	39,210
Common equity	49	—	—	49
Warrants	—	—	—	—
Total Investments	$227,796	$—	$155,591	$72,205

	December 31, 2016
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$188,098	$—	$188,098	$—
Second lien floating rate loans	15,429	—	14,875	554
CLO equity	41,329	—	—	41,329
Common equity	16	—	—	16
Total Investments	$244,872	$—	$202,973	$41,899

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

The following table provides a summary of the changes in fair value of Level 3 assets for the nine months ended September 30, 2017, as well as the portion of net unrealized gain (loss) for the nine months ended September 30, 2017 related to those assets still held as of September 30, 2017:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Warrants	Total
December 31, 2016 (1)	$—	$554	$41,329	$16	$—	$41,899
Purchases	21,442	1,009	11,974	—	—	34,425
Sales	(522)	—	(7,355)	(9)	—	(7,886)
Repayments (2)	(3,660)	(1,071)	(8,673)	—	—	(13,404)
Amortization of discount / premium (3)	16	(1)	4,772	—	—	4,787
Transfers out (4)	(18,727)	(1,929)	—	—	—	(20,656)
Transfers in (4)	32,836	2,720	—	52	—	35,608
Net realized gain (loss)	8	(8)	(5,506)	9	—	(5,497)
Net unrealized gain (loss)	254	25	2,669	(19)	—	2,929
Ending Balance – September 30, 2017	$31,647	$1,299	$39,210	$49	$—	$72,205
Net change in unrealized gain (loss) attributable to our Level 3 assets still held as of September 30, 2017	$335	$22	$1,146	$49	$—	$1,552

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

The following table provides a summary of the changes in fair value of Level 3 assets for the nine months ended September 30, 2016 as well as the portion of net unrealized gain (loss) for the nine months ended September 30, 2016 related to those assets still held as of September 30, 2016:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Total
Beginning Balance – December 31, 2015	$—	$359	$36,854	$47	$37,260
Purchases	—	—	1,493	—	1,493
Repayments (1)	—	(33)	(10,049)	—	(10,082)
Amortization of discount/premium (2)	—	1	5,215	—	5,216
Net unrealized gain (loss)	—	201	5,343	(40)	5,504
Ending Balance – September 30, 2016	$—	$528	$38,856	$7	$39,391
Net change in unrealized gain (loss) attributable to our Level 3 assets still held as of September 30, 2016	$—	$201	$5,343	$(40)	$5,504

(1)	Includes total cash distributions from CLO equity investments.

(2)	Includes income accrual from CLO equity investments.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of September 30, 2017:

				Range
	Fair Value	Valuation Techniques/ Methodology	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
First lien floating rate loans	$31,647	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Second lien floating rate loans	1,299	Third-party vendor pricing service	N/A	N/A	N/A	N/A
CLO equity	39,210	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Common equity	49	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Warrants	—	EV Market Multiple Analysis	EBITDA Multiple	2.0x	2.0x	2.0x
Total	$72,205

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

We use Standard & Poor's, an independent international financial data and investment services company and provider of global equity indexes, for classifying the industry groupings of our SFRL investments. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total SFRLs as of September 30, 2017 and December 31, 2016. Our investments in CLOs are excluded from the table.

	September 30, 2017	December 31, 2016
Electronics/Electric	18.0%	17.8%
Health Care	12.6%	11.0%
Business Equipment and Services	9.6%	11.4%
Aerospace and Defense	5.8%	4.6%
Clothing/Textiles	4.2%	3.2%
Industrial Equipment	4.0%	2.9%
Food/Drug Retailers	2.9%	1.2%
Utilities	2.9%	2.2%
Telecommunications	2.8%	2.4%
Oil and Gas	2.5%	1.8%
Technology	2.2%	—%
Financial Intermediaries	2.2%	2.8%
Chemical/Plastics	2.2%	2.0%
Home Furnishings	2.1%	1.0%
Retailers (except food and drug)	2.1%	3.4%
Diversified Insurance	2.0%	6.9%
Food Products	1.9%	3.3%
Containers and Glass Products	1.7%	3.4%
Automotive	1.7%	0.7%
Energy	1.6%	—%
Publishing	1.5%	1.7%
Conglomerates	1.3%	1.6%
Electronics	1.3%	—%
Insurance	1.3%	1.2%
Industrials	1.1%	—%
Ecological Services and Equipment	1.1%	—%
Leisure Goods/Activities/Movies	1.0%	2.6%
Service & Equipment	1.0%	—%
Consumer Products	1.0%	—%
Lodging and Casinos	0.8%	1.6%
Surface Transport	0.8%	1.2%
Cable and Satellite Television	0.5%	1.2%
Cosmetics/Toiletries	0.4%	1.4%
Building & Development	—%	1.8%
Steel	—%	1.2%
Broadcast Radio and Television	—%	1.9%
Other	1.9%	0.6%
Total	100.0%	100.0%
Certain Standard & Poor’s industry classifications as of December 31, 2016 were reclassified to conform with the current period presentation.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

Note 7. Debt
Secured Revolving Credit Facility
ACSF Funding is a party to a secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”), which allows ACSF Funding to borrow up to $135,000. The Credit Facility matures on December 18, 2018. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. On January 3, 2017, ACSF Funding entered into an amendment to the documents governing the Credit Facility that amended the relevant provisions of the Credit Facility to reflect the appointment of IHAM as ACSF’s new investment adviser. As of September 30, 2017 and December 31, 2016, the fair value of the assets pledged as collateral in ACSF Funding was $188,537 and $207,827, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a sufficient borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended.
ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the current lender commitments under the Credit Facility to the extent the outstanding amount of committed loans is less than an amount equal to 90% of the aggregate commitments through the commitment termination date, payable quarterly in arrears.
As of September 30, 2017, there was $96,800 outstanding under the Credit Facility, which had a fair value of $96,800 and a stated interest rate of 3.01%. As of December 31, 2016, there was $104,900 outstanding under the Credit Facility, which had a fair value of $104,900 and a stated interest rate of 2.52%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of September 30, 2017 and December 31, 2016, ACSF and ACSF Funding were in compliance in all material respects with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.
For the three months ended September 30, 2017, we incurred interest and commitment fees on the Credit Facility of $811 and $57, respectively. For the nine months ended September 30, 2017, we incurred interest and commitment fees on the Credit Facility of $2,122 and $202, respectively. For the three months ended September 30, 2016, we incurred interest and commitment fees on the Credit Facility of $572 and $70, respectively. For the nine months ended September 30, 2016, we incurred interest and commitment fees on the Credit Facility of $1,699 and $201, respectively.
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
At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three and nine months ended September 30, 2017, we recorded an excise tax provision of $5 and $33, respectively. For the three months ended September 30, 2016, we recorded an excise tax provision of $23. For the nine months ended September 30, 2016, we recorded an excise tax benefit of $75.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

Note 9. Consolidated Financial Highlights

	Nine Months Ended September 30,
	2017	2016
Per Share Data:
Net asset value, beginning of period	$13.68	$11.79
Net investment income	0.81	0.90
Net realized and unrealized gain (loss) on investments	(0.50)	1.38
Net Earnings	0.31	2.28
Distributions to stockholders	(0.87)	(0.87)
Net asset value, end of period	$13.12	$13.20
Per share market value, end of period	$11.50	$11.03
Total return based on market value (1), (5)	3.52%	22.37%
Total return based on net asset value (1), (5)	2.32%	22.10%
Ratios to Average Net Assets:
Net investment income (2)	8.13%	9.81%
Operating expenses (2), (3)	2.43%	2.41%
Interest and related expenses (2)	2.38%	2.15%
Total expenses (2), (3)	4.81%	4.56%
Supplemental Data:
Net assets, end of period	$131,225	$131,984
Shares outstanding, end of period	10,000	10,000
Average debt outstanding	$99,383	$98,496
Asset coverage per unit, end of period (4)	$2,356	$2,320
Portfolio turnover ratio (5)	46.82%	35.64%

(1)
Total return is based on the change in market price or net asset value per share, as applicable, during the period and takes into account distributions reinvested in accordance with the dividend reinvestment and stock purchase plan.

(2)	Annualized for periods less than one year.

(3)
For the nine months ended September 30, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement as a result of the applicable Voluntary Expense Caps. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.10% and 5.48%, respectively, without the applicable Voluntary Expense Caps for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Prior Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.47% and 5.62%, respectively, without the Prior Expense Cap for the nine months ended September 30, 2016.

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
Note 10. Capital Transactions
On August 8, 2017, we declared a monthly cash distribution to stockholders of $0.097 per share for each of August, September and October 2017. See also Note 12.
Note 11. Commitments and Contingencies
In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of September 30, 2017 or December 31, 2016.
Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example with the words “million” or otherwise)

not recognized by the Company until the commitment becomes funded. As of September 30, 2017, we had $90.9 of outstanding unused loan commitments. As of December 31, 2016, we had $81.5 of outstanding unused loan commitments.
Note 12. Subsequent Events
We declared a monthly cash distribution to stockholders of $0.097 per share for each of November and December, 2017 and January 2018. The monthly cash distributions will be paid to common stockholders of record as set forth in the table below:

	Distribution per Share	Record Date	Ex-Dividend Date	Payment Date
November 2017	$0.097	November 24, 2017	November 22, 2017	December 5, 2017
December 2017	$0.097	December 22, 2017	December 20, 2017	January 4, 2018
January 2018	$0.097	January 23, 2018	January 19, 2018	February 2, 2018

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
Overview
American Capital Senior Floating, Ltd. (“ACSF”, “we”, “our” and “us”), a Maryland corporation organized in February 2013 that commenced operations on October 15, 2013, is an externally managed, diversified closed-end investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.
Prior to January 3, 2017, we were managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect wholly owned subsidiary of American Capital, Ltd (“American Capital”), pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”) was appointed as our new investment adviser. Additionally, on January 3, 2017, we entered into an interim management agreement with our Manager pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was automatically terminated in accordance with its terms as a result of its deemed “assignment” under the 1940 Act, following the acquisition of American Capital by Ares Capital Corporation (“Ares Capital”) on January 3, 2017. On May 19, 2017, a new management agreement with our Manager was approved by our stockholders (the “Management Agreement” ), and on such date, we entered into the Management Agreement. The Management Agreement provides that our Manager will be compensated for serving as ACSF’s investment adviser at the same rate as in the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash equivalents and net unrealized gain or loss, each as determined under GAAP at the end of the most recently completed fiscal quarter with no incentive fee.
Pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized gain or loss, each as defined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our initial public offering (“IPO”) in January 2014 (the “Prior Expense Cap”). The Prior Expense Cap was voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement, and thus the Prior Expense Cap expired on January 3, 2017.
Beginning in the first quarter of 2017, our Manager voluntarily agreed to be responsible for certain of our 2017 quarterly other operating expenses in excess of a certain percentage of our consolidated net assets, less net unrealized gain or loss, each as defined under GAAP (individually, for each such quarter , a “Voluntary Expense Cap” and collectively, the “Voluntary Expense Caps”). The first quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 0.75% of our consolidated net assets less net unrealized gain or loss as of March 31, 2017. The second quarter 2017 Voluntary Expense Cap and third quarter 2017 Voluntary Expense Cap were calculated based on an annual rate of 1.00% of our consolidated net assets less net unrealized gain or loss as of June 30. 2017 and September 30, 2017, respectively.

Additionally, for the fourth quarter of fiscal 2017, our Manager has voluntarily agreed to be responsible for certain of our quarterly other operating expenses in excess of an annual rate of 1.25% of our consolidated net assets less net unrealized gain or loss as of December 31, 2017, provided that the Management Agreement remains effective as of the date we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Investments
Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Manager actively manages our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “SFRLs” or “Loan Portfolio”) which are commonly referred to as leveraged loans. Standard and Poor's (“S&P”) defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. SFRLs are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest in debt and equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by SFRLs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of SFRL positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in SFRLs.
Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to U.S. based large-market private companies, the level of merger and acquisition activity for such companies, the general economic environment, market conditions and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” as defined by Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The definition of “eligible portfolio company” includes private operating companies and certain public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, in each case organized under the laws of and with their principal place of business located in the United States. Investments in debt and equity tranches of CLOs are generally deemed non-qualified assets for BDC compliance purposes; therefore, under normal market conditions, we intend to limit our CLO investments to 20% of our portfolio.
Current Market Conditions
Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The leveraged loan market has grown substantially in recent years with the amount of total leveraged loans outstanding exceeding $1 trillion as of September 30, 2017. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with first lien and second lien transactions that support leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for mid to large-sized borrowers.
During the nine months ended September 30, 2017, leveraged loan market volumes were strong with over $700 billion of new issuance (including repricings), exceeding 2016 and 2015 full-year levels. Of the total new issuance, over $400 billion was driven by loan refinancings or recapitalizations. In the third quarter of 2017, refinancing activity tailed off while institutional merger and acquisition (“M&A”) activities increased over the prior year driven both by leveraged buyouts (“LBOs”) and non-LBO related M&A activity. Despite sector specific stresses, most notably in retail, the average bid of the S&P/LSTA Leveraged Loan Index was stable at 98.0% of par at September 30, 2017 and June 30, 2017. Through the first nine months of 2017, CLO new issuance has surpassed 2016 full-year levels and is outpacing YTD 2015 issuance. During the third quarter of 2017, CLO new issuance decreased 14% to $30.3 billion from the second quarter of 2017.

Portfolio and Investment Activity
As of September 30, 2017, our portfolio was comprised of 77% first lien loans, 6% second lien loans (collectively, the “Loan Portfolio) and 17% CLO equity (the “CLO Portfolio” and together with the Loan Portfolio, the “Investment Portfolio”), measured at fair value. The Loan Portfolio consisted of 136 portfolio companies in 36 industries, and the CLO Portfolio included 22 CLOs managed by 17 different collateral managers with vintages ranging from 2012 to 2017. Our Loan Portfolio consisted of all floating rate investments with 95.9% having LIBOR floors ranging between 0.75% and 1.25%. The weighted average LIBOR floor in our Loan Portfolio was 0.97% as of September 30, 2017. The following table depicts a summary of the portfolio as of September 30, 2017:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Gain (Loss)	Weighted Average Yield at Cost (1)
Investment Portfolio:
First lien floating rate loans	$177,705	$175,274	$(2,431)	5.40%
Second lien floating rate loans	14,562	13,263	(1,299)	8.42%
Total Loan Portfolio	192,267	188,537	(3,730)	5.62%
CLO Portfolio	47,543	39,210	(8,333)	11.36%
Common equity	$—	$49	$49	—%
Warrants	$—	$—	$—	—%
Total Investment Portfolio	$239,810	$227,796	$(12,014)	6.76%

(1)
Weighted average yield at cost is computed as (a) the annual stated interest rate or yield earned on accruing debt and other income producing securities, divided by (b) the total investments in such asset type at amortized cost. The weighted average yield of our portfolio does not represent the total return to our stockholders.

The weighted average yield at cost during the three months ended September 30, 2017 on the Loan Portfolio, CLO Portfolio and the total investment portfolio was 5.61%, 11.07% and 6.69%, respectively. The weighted average yield at cost during the nine months ended September 30, 2017 on the Loan Portfolio, CLO Portfolio and the Investment Portfolio was 5.52%, 12.05% and 6.81%, respectively.

The Investment Portfolio is actively managed, with a turnover ratio of 3.69% and 46.82%, respectively, for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2017, the rotation of the Loan Portfolio reflected our Manager’s active management style, which seeks to optimize the portfolio based on current market conditions by rotating into positions that our Manager believes have better relative values. The following tables depict the portfolio activity for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017					Nine Months Ended September 30, 2017
($ in thousands)	First Lien	Second Lien	CLO Equity	Common Equity	Total	First Lien	Second Lien	CLO Equity	Common Equity	Total
Fair value, beginning of period	$193,136	$14,733	$44,111	$52	$252,032	$188,098	$15,429	$41,329	$16	$244,872
Purchases	3,449	2,926	2,455	—	8,830	94,903	5,767	11,976	—	112,646
Sales	(11,029)	(955)	(3,674)	—	(15,658)	(46,700)	(3,960)	(7,355)	(9)	(58,024)
Repayments (1)	(9,768)	(2,975)	(3,612)	—	(16,355)	(59,520)	(3,504)	(8,673)	—	(71,697)
Non-cash income accrual (2)	61	2	1,509	—	1,572	177	13	4,772	—	4,962
Net realized gain (loss)	(646)	(29)	(2,105)	—	(2,780)	(161)	(381)	(5,509)	9	(6,042)
Net unrealized gain (loss)	71	(439)	526	(3)	155	(1,523)	(101)	2,670	33	1,079
Fair value, end of period	$175,274	$13,263	$39,210	$49	$227,796	$175,274	$13,263	$39,210	$49	$227,796

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and nine months ended September 30, 2017.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLO equity using the effective interest method during the three and nine months ended September 30, 2017.

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Loan Portfolio	CLO Equity	Common Equity/Warrants	Total Portfolio	Loan Portfolio	CLO Equity	Common Equity/Warrants	Total Portfolio
Portfolio companies, beginning of period	149	23	1	173	149	21	—	170
Purchases	4	1	—	5	72	5	—	77
Complete exit	(17)	(2)	—	(19)	(84)	(4)	—	(88)
Restructure	—	—	—	—	(1)	—	1	—
Portfolio companies, end of period	136	22	1	159	136	22	1	159

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

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Gain (Loss)	Weighted Average Yield at Cost (1)
Investment Portfolio:
First lien floating rate loans	$189,009	$188,098	$(911)	5.18%
Second lien floating rate loans	16,626	15,429	(1,197)	8.29%
Total Loan Portfolio	205,635	203,527	(2,108)	5.43%
CLO Portfolio	52,330	41,329	(11,001)	14.14%
Common equity	—	16	16	—%
Total Investment Portfolio	$257,965	$244,872	$(13,093)	7.20%

(1)
Weighted average yield at cost is computed as (a) the annual stated interest rate or yield earned on accruing debt and other income producing securities, divided by (b) the total investments in such asset type at amortized cost. The weighted average yield of our portfolio does not represent the total return to our stockholders.

The average yield during the three months ended September 30, 2016 on the Loan Portfolio, the CLO Portfolio and Investment Portfolio (including common equity) was 5.37%, 10.83% and 6.51%, respectively. The average yield during the nine months ended September 30, 2016, on the Loan Portfolio, the CLO Portfolio and Investment Portfolio (including common equity) was 5.40%, 10.64% and 6.51%, respectively.

The Investment Portfolio was actively managed, with a turnover ratio of 33.01% and 35.64%, respectively for the three and nine months ended September 30, 2016. The following tables depict the portfolio activity for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016					Nine Months Ended September 30, 2016
($ in thousands)	First Lien	Second Lien	CLO Equity	Equity	Total	First Lien	Second Lien	CLO Equity	Equity	Total
Fair value, beginning of period	$173,898	$16,463	$37,021	$35	$227,417	$169,580	$22,575	$36,854	$47	$229,056
Purchases	15,701	2,515	—	—	18,216	52,719	5,137	1,493	—	59,349
Sales	(12,082)	—	—	—	(12,082)	(33,147)	(1,504)	—	—	(34,651)
Repayments (1)	(5,256)	(3,147)	(3,365)	—	(11,768)	(21,118)	(10,832)	(10,049)	—	(41,999)
Non-cash income accrual (2)	65	7	1,910	—	1,982	187	18	5,215	—	5,420
Net realized gain (loss)	(177)	23	—	—	(154)	(1,497)	44	—	—	(1,453)
Net unrealized gain (loss)	3,595	538	3,290	(28)	7,395	9,020	961	5,343	(40)	15,284
Fair value, end of period	$175,744	$16,399	$38,856	$7	$231,006	$175,744	$16,399	$38,856	$7	$231,006

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and nine months ended September 30, 2016.

(2)
Non-cash income accrual includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three and nine months ended September 30, 2016.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Loan Portfolio	CLO Equity	Total Portfolio	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio companies,beginning of period	134	22	156	128	20	148
Purchases	14	—	14	46	2	48
Complete exit	(8)	—	(8)	(34)	—	(34)
Portfolio companies, end of period	140	22	162	140	22	162

As of September 30, 2017, approximately 66.3% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. As of September 30, 2017, approximately 1.9% of our Loan Portfolio, at fair value was not rated by S&P. The following chart shows the S&P facility credit rating of our rated Loan Portfolio at fair value as of September 30, 2017:

First Lien	Second Lien

Results of Operations

Operating results for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Investment income:
Senior floating rate loans	$2,891	$2,679	$8,359	$7,990
CLO equity	1,509	1,910	4,772	5,216
Total investment income	4,400	4,589	13,131	13,206
Expenses:
Interest and other debt related costs	891	665	2,393	1,969
Management fee	497	512	1,561	1,520
Other operating expenses	417	564	1,672	1,814
Total expenses	1,805	1,741	5,626	5,303
Expense reimbursement	(59)	(283)	(673)	(976)
Net expenses	1,746	1,458	4,953	4,327
Net investment income before taxes	2,654	3,131	8,178	8,879
Income tax (provision) benefit	(5)	(23)	(33)	75
Net investment income	2,649	3,108	8,145	8,954
Net realized and unrealized gain (loss) on investments:
Net realized loss on investments	(2,785)	(154)	(6,058)	(1,453)
Net unrealized gain on investments	157	7,395	1,079	15,284
Net gain (loss) on investments	(2,628)	7,241	(4,979)	13,831
Net increase in net assets resulting from operations (“Net Earnings”)	$21	$10,349	$3,166	$22,785

Investment Income
Investment income decreased $0.2 million, or 4%, to $4.4 million for the three months ended September 30, 2017 compared to the comparable period in 2016. The decrease was a result of a smaller Investment Portfolio, on average, during the third quarter of 2017 compared to the comparable period in 2016. The weighted average yield at cost on our Loan Portfolio, CLO Portfolio and Investment Portfolio was 5.61%, 11.07% and 6.69%, respectively, during the three months ended September 30, 2017, as compared to 5.37%, 10.83% and 6.51%, respectively, during the three months ended September 30, 2016.
Investment income decreased $0.1 million, or 1% for the nine months ended September 30, 2017 compared to the comparable period in 2016. The decrease was due to a smaller Investment Portfolio, on average, during the first nine months of 2017 compared to the comparable period in 2016. The weighted average yield at cost on our Loan Portfolio, CLO Portfolio and Investment Portfolio was 5.52%, 12.05% and 6.81%, respectively, during the nine months ended September 30, 2017, as compared to 5.40%, 10.64% and 6.51%, respectively during the nine months ended September 30, 2016.
Net Expenses
For the three months ended September 30, 2017, net expenses increased $0.3 million, or 19.8%, to $1.7 million as compared to the comparable period in 2016. The increase in net expenses was primarily driven by an increase in interest expense due to an increase in LIBOR as well as an increase in net operating expenses after the expense reimbursement due to an increase in the Voluntary Expense Cap rate in the third quarter of 2017, thus resulting in a lower expense reimbursement from our Manager as compared to the Prior Expense Cap that resulted in a higher expense reimbursement from our Prior Manager.
For the nine months ended September 30, 2017, net expenses increased $0.6 million, or 14%, to $5.0 million as compared to the comparable period in 2016. The increase in net expenses was primarily driven by an increase in interest expense due to an increase in LIBOR as well as an increase in net operating expenses after the expense reimbursement due to an increase in the Voluntary Expense Cap rate in the third quarter of 2017, thus resulting in a lower expense reimbursement from our Manager as compared to the Prior Expense Cap that resulted in a higher expense reimbursement from our Prior Manager.

The following table outlines the costs associated with our Credit Facility during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Interest expense	$811	$572	$2,122	$1,699
Commitment fees	57	70	202	201
Amortization of deferred financing costs	23	23	69	69
Total debt financing costs	$891	$665	$2,393	$1,969

Weighted average debt outstanding	$104,850	$98,496	$99,383	$99,873
Weighted average cost of funds (1)	3.29%	2.68%	3.16%	2.63%
Weighted average stated interest rate	3.02%	2.27%	2.81%	2.24%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs.
Net Realized Gain (Loss) on Investments
Sales and repayments of investments during the three months ended September 30, 2017 totaled $32.0 million resulting in a net realized loss on investments of $2.8 million. Sales and repayments of investments during the nine months ended September 30, 2017 totaled $129.7 million resulting in a net realized loss on investments of $6.1 million.
Sales and repayments of investments during the three months ended September 30, 2016 totaled $23.9 million resulting in a net realized loss on investments of $0.2 million. Sales and repayments of investments during the nine months ended September 30, 2016 totaled $76.7 million resulting in a net realized loss on investments of $1.5 million.
Net Unrealized Gain (Loss) on Investments
During the three months ended September 30, 2017, we recognized a net unrealized gain on investments of $0.2 million composed of the reversal of net unrealized depreciation related to a net realized loss of $2.2 million and a net unrealized loss on investments of $2.0 million.
During the three months ended September 30, 2016, we recognized a net unrealized gain on the investment portfolio of $7.4 million composed of the reversal of net unrealized depreciation related to a net realized loss of $0.2 million and net unrealized appreciation on investments of $7.2 million. The net unrealized appreciation was driven by net unrealized appreciation of $3.9 million on the Loan Portfolio and $3.3 million of net unrealized appreciation on the CLO Portfolio. The primary driver for the increase in fair value of the Loan Portfolio was higher prices in the broadly syndicated U.S. loan market as a result of improved loan issuance and tightening yields during the quarter. The increase in fair value of the CLO Portfolio was a result of tightening spreads and increasing trades in CLO equity.
During the nine months ended September 30, 2017, we recognized a net unrealized gain on investments of $1.1 million primarily composed of the reversal of net unrealized depreciation related to a net realized loss of $4.8 million and net unrealized depreciation on investments of $3.7 million.
During the nine months ended September 30, 2016, we recognized a net unrealized gain on the investment portfolio of $15.3 million composed of the reversal of net unrealized depreciation related to net realized losses of $1.1 million and net unrealized appreciation on investments of $14.2 million. The net unrealized appreciation of $14.2 million was driven by net unrealized appreciation of $8.8 million on the Loan Portfolio and a $5.4 million net unrealized appreciation on the CLO Portfolio. The primary driver for the increase in fair value of the Loan Portfolio was higher prices in the broadly syndicated U.S. loan market as a result of improved inflows and tightening yields during the nine months ended September 30, 2016. The increase in fair value of the CLO Portfolio was a result of tightening spreads and increasing trades in CLO equity.
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
Equity Capital
As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of September 30, 2017, our net asset value was $13.12 per share and our closing market price was $11.50 per share.
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
As of September 30, 2017, we had $96.8 million in borrowings outstanding on our Credit Facility. The fair value of the assets owned by ACSF Funding as of September 30, 2017 was $188.5 million and the borrowing base was $143.4 million. On a consolidated basis, as of September 30, 2017, ACSF’s ratio of our principal debt outstanding to stockholders equity was 0.74 to 1. As of September 30, 2017, we had approximately $38.2 million of available capacity on our Credit Facility.
As a BDC, we are permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of September 30, 2017 and December 31, 2016, our asset coverage was 236% and 230%, respectively.
Off-Balance Sheet Arrangements
Commitments to extend credit include loans we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. We do not report the unused portion of these commitments on our Consolidated Statements of Assets and Liabilities. As of both September 30, 2017 and December 31, 2016, we had $0.1 million of outstanding unused loan commitments.
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
The table below details the distributions to stockholders declared on our shares of common stock during the nine months ended September 30, 2017 and 2016 ($ in thousands except for per share data):

($ in thousands, except per share data)
Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
February 3, 2017	February 15, 2017	February 17, 2017	March 2, 2017	$0.097	$970
February 3, 2017	March 21, 2017	March 23, 2017	April 4, 2017	0.097	970
February 3, 2017	April 18, 2017	April 20, 2017	May 2, 2017	0.097	970
May 10, 2017	May 22, 2017	May 24, 2017	June 2, 2017	0.097	970
May 10, 2017	June 21, 2017	June 23, 2017	July 6, 2017	0.097	970
May 10, 2017	July 20, 2017	July 24, 2017	August 2, 2017	0.097	970
August 8, 2017	August 22, 2017	August 24, 2017	September 5, 2017	0.097	970
August 8, 2017	September 20, 2017	September 22, 2017	October 4, 2017	0.097	970
August 8, 2017	October 19, 2017	October 23, 2017	November 2, 2017	0.097	970
Total declared during the nine months ended September 30, 2017				$0.873	$8,730

February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	0.097	970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	0.097	970
May 2, 2016	May 19, 2016	May 23, 2016	June 2, 2016	0.097	970
May 2, 2016	June 21, 2016	June 23, 2016	July 5, 2016	0.097	970
May 2, 2016	July 19, 2016	July 21, 2016	August 2, 2016	0.097	970
August 3, 2016	August 19, 2016	August 23, 2016	September 2, 2016	0.097	970
August 3, 2016	September 19, 2016	September 22, 2016	October 4, 2016	0.097	970
August 3, 2016	October 19, 2016	October 21, 2016	November 2, 2016	0.097	970
Total declared during the nine months ended September 30, 2016				$0.873	$8,730
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
Critical Accounting Policies
See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2017, which describes our critical accounting policies. The recently issued accounting pronouncements not yet required to be adopted by us are as follows.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR, and the debt investments typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of September 30, 2017, 95.9% of the debt investments in our portfolio at fair value had interest rate floors between 0.75% and 1.25%. In contrast, our Credit Facility has a floating interest rate provision with no LIBOR floor, and therefore, our cost of funds will fluctuate with changes in short-term interest rates.
Assuming no changes to our consolidated statement of assets and liabilities as of September 30, 2017, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and debt financing.

($ in thousands except per share data) Basis point change in base rate	Interest income	Interest expense	Net change to Net Earnings	Net change to Net Earnings per share
300	$5,762	$2,904	$2,858	$0.29
200	$3,841	$1,936	$1,905	$0.19
100	$1,921	$968	$953	$0.10
(100)	$(691)	$(968)	$277	$0.03
(200)	$(706)	$(1,193)	$487	$0.05
(300)	$(706)	$(1,193)	$487	$0.05
Based on our consolidated statement of assets and liabilities as of December 31, 2016, the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and debt financing.

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
The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO equity investments as of September 30, 2017(1).

(1)
Forward LIBOR curve used to develop the cash flows incorporated in the September 30, 2017 valuations and the cash flows used to calculate the effective yield at cost as of September 30, 2017. Source: Bloomberg as of October 17, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	November 8, 2017	By:	/s/ KEVIN BRADDISH
Kevin Braddish President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2017	By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2017	By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (Principal Accounting Officer)