Form 10-K
period 2017-12-31
American Capital Senior Floating, Ltd.
filed 2018-03-14
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 814-01025
AMERICAN CAPITAL SENIOR FLOATING, LTD.
(Exact name of registrant as specified in its charter)

Maryland	46-1996220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Park Avenue, 42nd Floor, New York, NY 10167
(Address of principal executive offices) (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer.” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 was $121,480,199 based upon a closing price of the registrant’s common stock of $12.85 per share as reported on the NASDAQ Global Select Market on that date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant. The registrant had 10,000,100 shares of common stock outstanding as of March 12, 2018.

AMERICAN CAPITAL SENIOR FLOATING, LTD.

PART I.

Item 1. Business

General

American Capital Senior Floating, Ltd. (which is referred to as “ACSF”, the “Company”, “we”, “us” and “our”), a Maryland corporation organized in February 2013 that commenced operations on October 15, 2013, is an externally managed, diversified closed-end investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.

In January 2014, we completed an initial public offering (“IPO”) of approximately 10.0 million shares of common stock at the public offering price of $15.00 per share for gross proceeds of $150.0 million. Since our IPO until January 3, 2017, we had been managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect subsidiary of American Capital Asset Management, LLC (“ACAM”), which was a wholly owned portfolio company of American Capital, Ltd. (“American Capital”). On January 3, 2017, Ares Capital Corporation (NASDAQ: ARCC) (“Ares Capital”) completed its acquisition of American Capital (the “Acquisition”). In connection with the Acquisition, ACAM merged with and into Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”), a wholly owned portfolio company of Ares Capital, with IHAM being the surviving entity in such merger. Our Prior Manager terminated its business and registration as an investment adviser upon the closing of the Acquisition and is now a wholly owned subsidiary of IHAM.

Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Manager actively manages our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”), which are commonly referred to as leveraged loans. Standard and Poor’s (“S&P”), an independent international financial data and investment services company and provider of global equity indexes, defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. We also invest in debt and equity tranches of collateralized loan obligations (“CLOs”), which are securitized vehicles collateralized primarily by SFRLs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. We may also from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of SFRL positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in SFRLs.

As of December 31, 2017, our portfolio totaled $229.2 million at fair value and our net asset value (“NAV”) was $130.9 million. Our portfolio was composed of 129 portfolio companies totaling $185.3 million at fair value, 25 CLO equity investments totaling $43.8 million at fair value and one investment in common equity/warrants totaling $0.1 million at fair value, each as of December 31, 2017. During our fiscal year ended December 31, 2017, we invested $154.6 million and investments sold or repaid totaled $171.8 million.

Our Manager

As described above, our investment adviser is IHAM, a wholly owned portfolio company of Ares Capital. IHAM is a SEC-registered investment adviser, comprised of an experienced team of investment professionals focused on investing in and managing primarily middle market senior secured assets through structured investment vehicles and managed accounts. As of December 31, 2017, IHAM had total assets under management of approximately $4.1 billion across 21 vehicles. Ares Capital is externally managed by its investment adviser, Ares Capital Management LLC, a subsidiary of Ares Management, L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager. Ares Capital’s administrator, Ares Operations LLC (“Ares Operations”), a subsidiary of Ares Management, provides certain administrative and other services necessary for Ares Capital and IHAM to operate, including for IHAM to manage ACSF.

We are externally managed by our Manager and do not have any employees. Our Manager is responsible for administering our business activities and day-to-day operations pursuant to the Management Agreement (as defined below), subject to the supervision and oversight of our Board of Directors (our “Board”). Most of the services necessary for creating our investment portfolio and making our investment decisions are provided by investment professionals employed by our Manager or certain of its affiliates. Further, pursuant to the Management Agreement, our Manager has agreed to provide us with certain administrative services. Our Manager provides such services to us via its administrative services agreement with Ares Operations, pursuant to which our Manager has access to their employees, providing such services as operations, finance, compliance, legal, capital markets, accounting, treasury, investor relations and information technology. See “—Management Agreement” below.

Investment Focus

Our investment focus is primarily on SFRLs and CLOs and, under normal market conditions, we will have at least 80% of our assets in SFRLs. As a BDC, we are restricted from holding more than 30% of our assets in nonqualified investments, as defined by Section 55(a) of the 1940 Act. Investments in debt and equity tranches of CLOs are generally deemed nonqualified assets for BDC compliance purposes and therefore we are limited as to the amount of CLO investments we hold at any given time in our portfolio.

Senior Floating Rate Loans

SFRLs are loans generally issued by U.S.-based middle market and large market private and public companies. Issuers typically use SFRLs to refinance existing debt, finance acquisitions or leveraged buyouts, to pay dividends and for other general corporate purposes.

Investors typically classify the loan market by issuer size. S&P defines large-market loans as loans to companies with EBITDA of greater than $50 million and middle-market loans as loans to companies with EBITDA of less than $50 million.

SFRLs pay interest based on a floating rate typically calculated as a spread over the London Interbank Offered Rate (“LIBOR”) or another market index. Interest rates are periodically reset to reflect changes in market index rates. As a result of the recent low interest rate environment, many SFRLs include provisions defining a minimum market index rate, also referred to as an interest rate floor. Spreads are typically expressed in basis points and are defined at origination and may be adjusted over the life of a loan to account for changes in a borrower’s credit profile according to predefined credit covenants. Market spreads vary according to market dynamics. SFRLs are generally structured as minimally-amortizing loans with quarterly interest payments and are typically collateralized by a company’s assets.

SFRLs may be structured with various lien priorities, such as first lien and second lien, on underlying collateral. Principal payments are generally applied based on lien position with second lien loans generally paid after payments to first lien loans or other loans with seniority in priority of payments. As a result, second lien loans are generally riskier and therefore have a higher spread compared to first lien loans. The market for second lien loans is significantly smaller and less liquid than the market for first lien loans.

SFRLs are generally rated “Ba1” or lower by Moody’s Investor Services, “BB+” or lower by S&P or “BB+” or lower by Fitch Ratings, Inc. (collectively, “below investment grade”).

SFRLs are typically arranged by a syndicate of investment or commercial banks, who syndicate loans to third-party investors (“the primary market”). After being placed into the primary market, investors may seek to buy and sell SFRL positions to other investors in over-the-counter transactions (the “secondary market”). We invest in SFRLs through both the primary and secondary markets.

Our Manager seeks to concentrate our investment activities in SFRLs to those issued by companies with free cash flow generation, defensible market positions and attractive market dynamics. Our Manager and its affiliates have significant experience underwriting and managing investments across a number of industries and seek to create a diversified portfolio of investments across various industries in which they have direct expertise.

Listed below are the top ten industries using the S&P industry classifications in which our SFRLs were invested as of December 31, 2017 and 2016, represented as a percentage of our consolidated investment portfolio at fair value, excluding CLO equity investments:

Industry	2017	Industry(1)	2016
Electronics/Electric	16.7%	Electronics/Electric	17.8%
Health Care	13.6%	Business Equipment and Services	11.4%
Business Equipment and Services	8.6%	Health Care	11.0%
Aerospace and Defense	7.0%	Diversified Insurance	6.9%
Technology	4.7%	Aerospace and Defense	4.6%
Clothing/Textiles	4.2%	Retailers (except food and drug)	3.4%
Oil and Gas	3.6%	Containers and Glass Products	3.4%
Food/Drug Retailers	3.0%	Food Products	3.3%
Utilities	2.7%	Clothing/Textiles	3.2%
Chemical/Plastics	2.6%	Industrial Equipment	2.9%
(1) Certain S&P industry classifications as of December 31, 2016 were reclassified to conform to current period presentation

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

Our Manager focuses predominantly on CLOs collateralized primarily by SFRLs. Under normal market conditions, we expect to limit these investments to no more than 20% of the fair value of our portfolio.

Current Market Conditions

Economic and market conditions can impact our business and our investments in multiple ways, including the financial condition of the portfolio companies in which we invest, our investment returns, our funding costs, our access to the capital markets and our access to credit. The leveraged loan market has grown substantially in recent years with the amount of total leveraged loans outstanding exceeding $1 trillion as of December 31, 2017. Growth has largely been a function of the resilient performance of the asset class across multiple credit cycles coupled with the changing regulatory and investor landscape and the attractive floating rate nature of the assets. Despite uncertainties regarding economic and market conditions, the new issue loan pipeline in the leveraged loan market remains active, with first lien and second lien transactions that support leveraged buyouts, strategic acquisitions, plant expansions, recapitalizations and refinancings for mid to large-sized borrowers.

During the year ended December 31, 2017, leveraged loan market volumes were strong with total new-issue volume of $645 billion, exceeding the previous record of $607 billion in 2013. As M&A and leveraged buyout volume waned toward the end of the year, repricing activity picked up again in the fourth quarter, totaling $539 billion for the year. The average bid of the S&P/LSTA All-Loans Index ended the fourth quarter at 98.05 up from 97.98 in September 2017, but down slightly from 98.08 at year end of 2016. U.S. CLO new issuance, which excludes refinancings and resets, was $118 billion from 212 deals for the year ended December 31, 2017, marking the second-largest new issue year in the post-crisis era and up from $72 billion in 2016. See “Risk Factors — Risks Relating to Economic Conditions - Global economic, political and market conditions may materially and adversely affect our business, results of operations and financial condition, including our revenue growth and profitability” for additional information.

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

Additionally, our Manager benefits from the broader Ares Management platform, which as of December 31, 2017, had approximately $106 billion of assets under management and over 1,000 employees, including approximately 395 investment professionals. In particular, our Manager is able to leverage the deal flow, research and credit expertise of the Ares Credit Group, which as of December 31, 2017, had approximately $72 billion of assets under management, including $17 billion of assets under management in its broadly syndicated loan strategy and approximately $5 billion of structured credit assets under management invested across multiple actively managed strategies.

Portfolio Management

Our Manager believes strong performance is driven by both insightful credit selection and vigilant risk management. As such, in order to maximize returns for stockholders, it employs robust portfolio and risk management processes. Such processes include monitoring market conditions, loan prices and the performance of our investments. As a result of such portfolio and risk management processes, our Manager may change the portfolio composition as it deems appropriate. Our Manager’s investment professionals benefit from having invested through multiple industry and credit cycles and thus have the experience to recognize credit-specific events, both positive and negative (depending on the strategy), as well as sector rotation opportunities.

Our Manager performs a review and reevaluation of our investments on at least a quarterly basis. As part of this process, our Manager typically reviews the investment thesis for each position, as well as the financial performance, other credit issues, trading levels and relative value of our positions to similar securities in the market. That analysis provides the basis for, and updates to, our Manager’s investment decisions for each portfolio position. Positions that are significantly underperforming or trading at depressed levels will be placed on a watch list and monitored more frequently.

Our Manager’s portfolio management process typically extends beyond the quarterly review processes. The senior investment team often receives real-time updates on portfolio company earnings, significant announcements and secondary trading price levels from the team of credit analysts and traders.

Management Agreement

Prior to January 3, 2017 we were managed by our Prior Manager, an indirect wholly owned subsidiary of American Capital, pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, we entered into an interim management agreement with IHAM pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was automatically terminated in accordance with its terms on January 3, 2017 as a result of its deemed “assignment” under the 1940 Act, following the acquisition of American Capital by Ares Capital on January 3, 2017. On May 19, 2017, a new management agreement with IHAM was approved by our stockholders (the “Management Agreement”), and we entered the Management Agreement with our Manager.

The Management Agreement provides that our Manager will be compensated for serving as ACSF’s investment adviser at the same rate as in the Prior Management Agreement: an annual rate of 0.80% of our total consolidated assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter. There is no incentive compensation paid to our Manager. For the year ended December 31, 2017, we incurred a total management fee of $2.1 million under the Management Agreement and the Interim Management Agreement. For the years ended December 31, 2016 and 2015, we incurred a management fee of $2.0 million and $2.2 million, respectively, under the Prior Management Agreement.

Pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our IPO in January 2014 (the “Prior Expense Cap”). The Prior Expense Cap was voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement, and thus the Prior Expense Cap expired on January 3, 2017.

Beginning in the first quarter of 2017, our Manager voluntarily agreed to be responsible for certain of our 2017 quarterly other operating expenses in excess of a certain percentage of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP (individually, for each such quarter, a “Voluntary Expense Cap” and collectively, the “Voluntary Expense Caps”). The first quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 0.75% of our consolidated net assets less net unrealized gain or loss as of March 31, 2017. The second quarter 2017 Voluntary Expense Cap and third quarter 2017 Voluntary Expense Cap were calculated based on an annual rate of 1.00% of our consolidated net assets less net unrealized gain or loss as of June 30, 2017 and September 30, 2017, respectively. The fourth quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 1.25% of our consolidated net assets less unrealized gain or loss as of December 31, 2017. Our Manager has not agreed to be responsible for any of our operating expenses beyond December 31, 2017.

    For the year ended December 31, 2017, our Manager was responsible for $0.7 million of our operating expenses as a result of the applicable Voluntary Expense Caps. For the years ended December 31, 2016 and 2015, our Prior Manager was responsible for $1.3 million and $0.9 million, respectively, of operating expenses as a result of the Prior Expense Cap.

In addition, our Manager has entered into an administrative services agreement with Ares Operations pursuant to which our Manager will be provided with personnel, services and resources necessary for our Manager to perform its obligations under the Management Agreement including the provision of certain additional administrative services. See “Risk Factors — Risks Related to Our Relationship with our Manager and Ares Management” for additional information.

Additionally, ACSF Funding I, LLC, a wholly owned special purpose financing vehicle (“ACSF Funding”), has entered into an investment advisory agreement, dated January 3, 2017, with our Manager to manage its assets. No additional compensation is payable to our Manager under such agreement. See “Note 7 — Debt” in this Annual Report on Form 10-K.

Expenses

We do not have any employees and do not pay our officers any cash or non-cash equity compensation. We pay, or reimburse our Manager and its affiliates, for expenses related to our operations incurred on our behalf, but excluding employment-related expenses of our Manager’s employees and any employees of Ares Management or its affiliates who provide services to us pursuant to the Management Agreement or to our Manager pursuant to the administrative services agreement with Ares Operations. In accordance with the terms of our Prior Management Agreement, our Prior Manager voluntarily agreed to limit the amount of operating expenses subject to reimbursement by us to the amount of the Prior Expense Cap. The Management Agreement does not provide for such a limitation; however, our Manager voluntarily agreed to limit the amount of operating expenses subject to reimbursement by us to the amount of the Expense Cap. See “—Management Agreement” above for more information. The costs and expenses required to be paid by us include, but are not limited to:

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

Pursuant to the Management Agreement and the Interim Management Agreement, for the year ended December 31, 2017, we incurred $0.1 million of rent and overhead expenses that were reimbursable to our Manager. Pursuant to our Prior Management Agreement, we were responsible for reimbursing our Prior Manager, American Capital and its affiliates, for certain expenses incurred on our behalf. For the years ended December 31, 2016 and 2015, we incurred $0.8 million and $0.9 million, respectively, of such expenses that were reimbursable to our Prior Manager.

Competitive Advantages

We believe we have competitive advantages over other operators in the leveraged loan market and other BDCs that allow us to deliver attractive risk-adjusted returns to our stockholders. Our advantages include the following characteristics:

Established Platform

IHAM’s senior investment professionals and Investment Committee members have, on average, over 20 years of experience investing across the loan market and in multiple credit cycles. As of December 31, 2017, IHAM managed approximately $4.1 billion of investments across multiple CLOs and other managed accounts. As of December 31, 2017, there are 13 investment professionals employed by IHAM who are dedicated to underwriting SFRLs and CLO investments, among other things.

Ares Management Relationship

IHAM leverages its relationship with Ares Management, which was built upon the fundamental principle that each investment group benefits from being part of the larger whole. We believe Ares Management’s current investment platform provides a competitive advantage in terms of access to extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information. Ares Management’s asset management platform also provides timely information about industry and market trends and deal flow that benefits IHAM’s investment and due diligence process and enhance its ability to assess shifts in relative value and risk. Additionally, given Ares Management is one of the most active participants in the broadly syndicated and leveraged loan and CLO market, we benefit from both extensive and direct access to the primary and secondary markets.

Actively Managed Granular Portfolio

Our portfolio is granular with the maximum loan obligor exposure as of December 31, 2017 of 1.4% and an average position size of 0.6% of the portfolio, at fair value. Due to the size and liquidity available in the loan market, our Manager is able to actively manage our portfolio and respond to changes in credit quality or market tones to seek to ensure the portfolio is optimized for the benefit of our stockholders. During the year ended December 31, 2017, our portfolio turnover ratio was 64.7%.

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

•
Conducting rigorous, bottom-up research and analysis and mitigating downside risks:  IHAM’s investment process includes the integration of Ares Management’s fundamental credit research and insights and involves daily judgments about risk and value within the loan markets based on these insights. IHAM’s investment process is designed specifically to permit the team to conduct extensive, rigorous analysis on each investment it considers. Thus IHAM believes it adds value in terms of risk and long-term performance by avoiding certain credit securities and specifically selecting those that have both fundamental quality and structural integrity; and

•
Diversification: IHAM believes strongly in the benefits of diversification. Within a SFRL and CLO-focused strategy, diversification involves managing position sizes and having a diversification of credit strategies within the underlying loan portfolios, CLO managers, and structural features that IHAM believes will allow for differentiated performance across different market and economic conditions.

Portfolio Management

IHAM manages our portfolio through a well-defined underwriting and portfolio management process that leverages the established platform of IHAM. We believe this reduces the downside risk to our stockholders and provides a scalable framework for investing in the future.

Extensive Industry Focus

IHAM seeks to focus its investing activities in industries in which the Ares Management investment professionals have had extensive investment experience. IHAM organizes its investment professionals into industry groups, giving them added expertise in their field, and provides access to research in approximately 60 industries through Ares Management. As of December 31, 2017, Ares Management oversaw a portfolio of investments in over 1,480 companies, approximately 505 structured assets and approximately 170 properties across approximately 60 industries. We benefit from these relationships, information and identification of potential trends in making investments.

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

REGULATION

Business Development Company Requirements

We are an externally managed, diversified closed-end management investment company that has elected to be treated as a RIC under the Code. We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act, referred to herein as “independent directors.” In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate currency or foreign exchange rate fluctuations.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services and will reimburse our Manager for its allocated costs in providing such assistance, subject to the review and approval by our Board, including our independent directors.

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

Code of Ethics

We and our Manager have each adopted the Code of Ethics that applies to our officers and directors and the officers and employees of our Manager, Ares Operations and its affiliates who provide services to us. Among other matters, our Code of Ethics is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the code to appropriate persons identified in the code; and accountability for adherence to the code. Our Code of Ethics also establishes procedures for personal investments and restricts certain personal securities transactions pursuant to Rule 17j-1 under the 1940 Act. Personnel subject to the Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the Code of Ethics’ requirements. The Code of Ethics is available, free of charge, on our website at www.ACSF.com or www.AmericanCapitalSeniorFloating.com. A copy of our Code of Ethics can also be obtained free of charge by writing to: American Capital Senior Floating, Ltd., 245 Park Avenue, 42nd Floor, New York, NY 10167 or by calling us collect at (212) 750-7300.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

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

JOBS Act

We are an “emerging growth company,” as defined in the JOBS Act until the earliest of:

•	the last day of our fiscal year ending December 31, 2019;

•	the last day of the fiscal year in which our total annual gross revenues first exceed $1 billion;

•	the date on which we have, during the prior three-year period, issued more than $1 billion in non-convertible debt; and

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

Taxation as a RIC

We have elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Generally, we will not receive any non-public personal information about recordholders of our common stock, although certain of our recordholders’ non-public information may become available to us. The non-public personal information that we may receive falls into the following categories:

•	information we receive from recordholders, whether we receive it orally, in writing or electronically. This includes recordholders’ communications to us concerning their investment;

•	information about recordholders’ transactions and history with us; and

•	other general information that we may obtain about recordholders, such as demographic and contact information such as address.

We do not disclose non-public personal information about recordholders, except:

•	to our affiliates (such as our Manager) and their employees for everyday business purposes;

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

When we share non-public recordholder personal information referred to above, the information is made available for limited business purposes and under controlled circumstances designed to protect our recordholders’ privacy. We do not permit use of recordholder information for any non-business or marketing purpose, nor do we permit third parties to rent, sell, trade or otherwise release or disclose information to any other party.

Our service providers, such as our Manager and transfer agent, are required to maintain physical, electronic, and procedural safeguards to protect recordholder non-public personal information, to prevent unauthorized access or use and to dispose of such information when it is no longer required.

Personnel of affiliates may access recordholder information only for business purposes. The degree of access is based on the sensitivity of the information and on personnel need for the information to service a recordholder’s account or comply with legal requirements.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. The public may read and copy these reports, proxy and information statements at the SEC’s Public

Reference Room in Washington, D.C. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Risks Relating to Economic Conditions

Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay loans

Economic recessions or downturns may result in a prolonged period of market illiquidity, which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, if a recession were to occur, the financial condition of the portfolio companies in which we invest may deteriorate, which could ultimately lead to difficulty in meeting their debt service obligations to us and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. The performance of certain of our portfolio companies may be negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our SFRLs and CLO Portfolio investments. As a result, the payment terms of our investments and/or cash interest rates may be modified. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Global economic, political and market conditions may materially and adversely affect our business, results of operations and financial condition, including our revenue growth and profitability

Past recessions have had a significant negative impact on the operating performance and fair value of SFRLs, which comprise the majority of our Investment Portfolio. Many of our portfolio companies could be adversely impacted again by any future economic downturn or recession and may be unable to repay our investments, may be unable to be sold at a price that would allow us to recover our investment, or may be unable to operate during such downturn or recession. Worldwide financial market crises, as well as various social and political tensions (including wars, terrorist acts and security operations) in the United States and around the world, may cause increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events, including the general elections in the United Kingdom in June 2017 and in Germany in September 2017 and referenda in the United Kingdom in June 2016 and Italy in December 2016. In addition, the fiscal and monetary policies of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We do not know how the financial markets will be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Such investment performance could have a material adverse effect on our business, financial condition and results of operations.

As described earlier, the interest rates that our investments in SFRLs pay to us as a lender are based in large part on negotiated spreads. Spreads will vary based on prevailing market conditions. As described in “- Current Market Conditions” above, current market conditions are generally favorable for borrowers, which in turn generally means spreads are lower and we earn less interest income. This dynamic means that newly issued loans generally will pay less interest. Further, given the favorable market, borrowers may seek to amend existing loans in order to take advantage of the lower spread environment. When we are presented with such an amendment, our Manager is forced to make a decision whether or not to agree to the lower spread, on one hand, or risk losing the asset, on the other. As a result, to the extent our Manager agrees to an amendment which lowers the spread on an existing loan in our portfolio, we will earn less interest going forward which may adversely affect our distributable income and have a material adverse effect on our results of operations.

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

Risks Related to Our Business and Structure

We have limited operating history

We were formed in February 2013, acquired our initial portfolio in the period from October through December 2013 and completed our IPO in January 2014. As a result of our short operating history, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risks that we will not achieve our investment objective, or be able to scale, and that the value of your investment could decline substantially.

We have a new Manager

On January 3, 2017, IHAM became our investment adviser, and on May 19, 2017 our stockholders approved the Management Agreement with our Manager. The success of our business will depend in part on the integration of our investment portfolio into the platform used by our Manager. The dedication of management resources to such integration may detract attention from our day-to-day business. There can be no assurance that there will not be substantial or unexpected costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects could have a material adverse effect on our financial results.

We are dependent upon certain key personnel of our Manager and its affiliates for our future success and upon their access to other Ares Management investment professionals

We depend on the diligence and skill of senior management and other members of our Manager and certain of its affiliates for raising capital and the selection, structuring, closing and monitoring of our investments. Our future success depends to a significant extent on the continued service of such senior management and other members of our Manager and its affiliates. We cannot assure you that any such individual will not terminate his or her relationship with us. The departure of certain of our executive officers or key employees of our Manager and certain of its affiliates could materially adversely affect our ability to implement our business strategy. In addition, we can offer no assurance that IHAM will remain our investment adviser. Our Manager’s senior investment team is and may in the future become affiliated with entities engaged in business activities similar to those conducted by us, and may have conflicts of interest in allocating their time. Our Manager’s senior investment team dedicates a portion of their time to our activities; however, they may be engaged in other business activities that could divert their time and attention in the future. Further, there can be no assurance that our Manager will replicate its own or Ares Management’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by IHAM or other Ares Management-managed funds.

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

We may experience material fluctuations in our quarterly results

We may experience material fluctuations in our quarterly operating results due to many factors, such as changes in the credit quality of our portfolio, changes in the fair value of our portfolio, including as a result of an overall decline in the market prices or an increase in industry sector risk, changes in the amount of loans on non-accrual status, changes in interest rates and changes in our expenses, including an increase in overall expenses due to the Voluntary Expense Cap not being extended beyond December 31, 2017. Therefore, results for any historical period are not indicative of performance in future periods.

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

Our Manager and/or our Board may change our operating policies, guidelines and strategies without prior notice or stockholder approval, which may adversely affect your investment in us

Our Manager and/or our Board has the authority to modify or waive our operating policies, guidelines and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our operating policies, guidelines and strategies would have on our business, NAV, operating results and the value of our stock. However, the effects could negatively impact our ability to pay distributions and cause a stockholder to lose part or all of its investment.

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

On December 22, 2017, the President signed into law Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us or our portfolio companies.

We are an “emerging growth company,” and we do not know if such status makes our common stock less attractive to investors

We currently are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•	the last day of our fiscal year ending December 31, 2019;

•	the year in which our total annual gross revenues first exceed $1 billion;

•	the date on which we have, during the prior three-year period, issued more than $1 billion in non-convertible debt; and

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

We intend to take advantage of some of the reduced regulatory and disclosure requirements permitted by the JOBS Act, and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we are an emerging growth company, we intend to take advantage of the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that any material weaknesses or other deficiencies in our internal control over financial reporting may go undetected.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility

Our Board may determine that it is in our best interests to withdraw our BDC election, subject to the consent of the holders of a majority of our outstanding voting securities, as required under the 1940 Act. If we do not remain a BDC, we would likely be regulated as a closed-end investment company under the 1940 Act. Such regulation would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility, which could have a material adverse effect on our business, financial condition and results of operations.

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

To maintain our status as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain our status as a RIC for any reason and become subject to regular “C” corporation income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. Certain provisions of the Code provide some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the source of income or asset diversification requirements.

In addition, our Board may determine, without stockholder approval, that it is in our best interests to withdraw our RIC tax status election.

We may have difficulty satisfying the Annual Distribution Requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount (“OID”). In addition, we may have to continue to recognize interest income for U.S. federal income tax purposes on a defaulted loan investment that has not paid the interest contractually owed to us. We also may be required to include in income certain other amounts that we will not receive in cash. For example, for certain investments, we may accrue income at some point after the trade date and before settlement, but we will not receive such income until settlement, which, in certain situations, can be as long as 90 days. Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may not qualify for RIC tax treatment and thus be subject to corporate-level income tax. Additionally, we may never collect the cash representing such income.

Risks Related to Our Relationship with Our Manager and Ares Management

Our results are dependent upon the efforts of our Manager

Our Manager’s success, which is largely determinative of our success, depends on many factors, including (i) the availability of attractive risk-adjusted investment opportunities that satisfy our Manager’s targeted investment strategies, (ii) our Manager’s ability to identify and cause us to consummate those investment opportunities on favorable terms and (iii) the existence of appropriate levels and stability of interest rates and suitable conditions in the financial markets and the economy. There can be no assurance regarding the occurrence or existence of these factors. In addition, our Manager may face substantial competition for attractive investment opportunities. Our Manager may not be able to successfully cause us to make investments with attractive risk-adjusted returns.

We are completely dependent upon our Manager and certain personnel of Ares Management and its affiliates who provide services to us through the Management Agreement

Because we have no employees, we are completely dependent on our Manager and its affiliates to conduct our operations pursuant to the Management Agreement. Our Manager has limited employees and relies upon certain employees of Ares Management and its affiliates to conduct certain day-to-day administrative operations pursuant to its administrative services agreement with Ares Operations. Under such administrative services agreement, our Manager is provided with those services and resources necessary for our Manager to perform its obligations and responsibilities under the Management Agreement. Neither such administrative services agreement nor the Management Agreement requires our Manager or Ares Management to dedicate specific personnel to our operations. They also do not require any specific personnel of our Manager or Ares Management to dedicate a specific amount of time to our business. Additionally, because our Manager is relying upon Ares Management, we may be negatively impacted by events or factors that negatively impact Ares Management’s business, financial condition or results of operations.

The successful implementation of investment, financing and hedging strategies depends upon the experience of certain of our Manager’s and Ares Management’s personnel. However, none of these individuals’ continued service is guaranteed. Furthermore, if the Management Agreement is terminated or these individuals leave our Manager or Ares Management, as applicable, we may be unable to execute our business plan.

There are conflicts of interest in our relationship with our Manager and Ares Management

Certain of our executive officers and directors, and members of the Investment Committee of our Manager, serve or may serve as officers, directors or principals of other entities and affiliates of our Manager and investment funds managed by our Manager, Ares Management or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Certain members of our Manager’s Investment Committee may have significant responsibilities for other funds managed by our Manager, Ares Management or its affiliates. Similarly, although the professional staff of our Manager will devote as much time to the management of ACSF as appropriate to enable such person to perform its duties in accordance with the Management Agreement, the investment professionals of our Manager, Ares Management and its affiliates may have conflicts in allocating their time and services among ACSF, on the one hand, and other investment vehicles they manage, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Manager, Ares Management and their respective employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of such other investment vehicles.

In addition, certain funds managed by our Manager, Ares Management and its affiliates may have investment objectives that compete or overlap with, and may from time to time invest in, asset classes similar to those targeted by us. Consequently,

ACSF, on the one hand, and these other entities, on the other hand, may from time to time pursue the same or similar capital and investment opportunities. Our Manager endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to ACSF. Nevertheless, it is possible that ACSF may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with our Manager or Ares Management. In addition, there may be conflicts in the allocation of investment opportunities among ACSF and the funds managed by investment managers affiliated with our Manager or among Ares Management and its affiliates.

Although our Manager, Ares Management and its affiliates have policies in place to seek to mitigate the effects of conflicts of interest, these policies will not eliminate the conflicts of interest that our and our Manager’s officers and the employees of IHAM and certain of its affiliates will face in making investment decisions on behalf of any other Ares Management-sponsored investment vehicles and ACSF. Further, ACSF does not have any agreement or understanding with our Manager or Ares Management that would give us any priority over any such Ares Management-sponsored investment vehicle in opportunities to invest in SFRLs, CLOs or any other investments we may make. Accordingly, we may compete for access to the benefits that we expect from our relationship with our Manager and Ares Management.

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

The Management Agreement will remain effective until May 19, 2018 and renew automatically for successful annual periods so long as such continuance is approved at least annually by (i) the vote of our Board or the holders of a majority of our outstanding voting securities and (ii) the vote of a majority of the our directors who are not “interested persons” (as such term is defined in the 1940 Act) of ACSF or our Manager and in accordance with the requirements of the 1940 Act, in each case unless terminated earlier by us or our Manager.

Our Manager’s management fee is based on the amount of our total consolidated assets and is payable regardless of our performance

Our Manager is entitled to receive a quarterly management fee from us that is based on the amount of our total consolidated assets, excluding our cash and cash equivalents and net unrealized appreciation or depreciation. The amount of the quarterly management fee is equal to one-fourth of 0.80% of our total consolidated assets, excluding our cash and cash equivalents and net unrealized appreciation or depreciation. Accordingly, if we experience a net loss during a quarter as a result of net unrealized depreciation of our investments, the decline in our total consolidated assets from such net unrealized depreciation will not reduce our management fee payable to our Manager. Also, any new investments funded with the cash proceeds received from the issuances of equity or debt will result in an increase in our total consolidated assets and therefore an increase in the management fee payable to our Manager, which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity and debt issuances. While our stockholders will bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us and will bear the risk of additional leverage from future debt issuances, the compensation payable to our Manager will increase as a result of future issuances of our equity and debt securities. Our Manager’s entitlement to nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm both our ability to make distributions to our stockholders and the market price of our common stock.

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

Our Manager owns approximately 3% of our common stock, which could result in its influence over the outcome of matters submitted to the vote of our stockholders

IHAM owns approximately 3% of our outstanding common stock. As a result, our Manager may have influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors or transactions involving a change in control. Their interests may conflict with, or differ from, the interests of our other stockholders, including you. So long as our Manager continues to own shares of our common stock, it could influence our corporate decisions submitted to our stockholders for approval, regardless of whether we terminate the Management Agreement with our Manager.

Risks Related to Liquidity and Capital Resources

We would need to raise additional capital to grow because we must distribute most of our income

We would need additional capital to fund growth in the future. A reduction in the availability of new capital would limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund our investments. We may borrow from financial institutions and issue additional debt and equity securities; however, we are limited in the amount of leverage we can utilize. As a BDC, our ability to borrow or issue preferred stock will be restricted if our total assets, less all liabilities and indebtedness not represented by senior securities, are less than 200% of our total borrowings and preferred stock. If we do not obtain funds from such sources or from other sources to fund our investments, it would limit our ability to grow, which may have an adverse effect on our stock price as discussed below.

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

The agreements governing our current and any future credit facilities may contain various covenants, which, if not complied with, could accelerate repayment under the relevant facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders

We finance our assets with secured debt. Our wholly owned consolidated financing subsidiary, ACSF Funding is party to an amended and restated secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”), which does, and any future such credit facilities are likely to, contain default provisions such as the failure to make principal and interest payments when due; the failure to maintain a certain borrowing base; the insolvency or bankruptcy of us or the relevant financing subsidiary (including ACSF Funding); and the decline of our or the relevant financing subsidiary’s NAV, as applicable, below a specified threshold.

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

Risks Related to Our Investing and Financing Strategy

There is uncertainty regarding the value of our portfolio investments

A substantial portion of our portfolio investments are not publicly traded. We determine the fair value of these investments in accordance with the 1940 Act and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures based on a determination made in good faith by our Board. For our investments that are not publicly traded, our determinations of fair value will be based upon certain inputs and our own assumptions about how market participants would price the asset or liability. Due to the uncertainty inherent in valuing investments that are not publicly traded, our determination of fair value may differ materially from the values that would exist if a ready market for these investments existed. Our determination of the fair value of our investments will have a material impact on our net earnings and NAV.

Changes in interest rates may affect our cost of capital, the ability of our portfolio companies to service their debt obligations and our results of operations and financial condition

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our common stock. A substantial portion of our debt investments, including SFRLs, have variable interest rates calculated as a spread over benchmarks such as LIBOR and the prime rate. Thus, an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold.

Additionally, to the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income.  In periods of rising interest rates, our cost of funds will increase because the interest rates on certain amounts we have borrowed are floating, including the Credit Facility (which is based on a spread over a chosen benchmark), which could reduce our net investment income to the extent our debt investments have fixed interest rates or interest rate floors. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. See “Risk Factors-Risks Related to our Investing and Financing Strategy-Engaging in hedging transactions may expose us to additional risks.”

Uncertainty relating to the LIBOR calculation process and the phase-out of LIBOR may adversely affect the value of certain of our debt investments, including SFRLs, that have variable interest rates calculated as a spread over LIBOR.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital, the ability of our portfolio companies to service their debt obligations and on our results of operations and financial condition cannot yet be determined.

Actions by the British Bankers’ Association, regulators or law enforcement agencies as a result of these or future events may result in changes to the manner in which LIBOR is determined. Potential changes, uncertainty related to such potential changes and the phase-out of LIBOR may adversely affect the market for LIBOR-based securities, including certain of our debt investments, including SFRLs, that have variable interest rates calculated as a spread over LIBOR. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of certain of our debt investments, including SFRLs, that have variable interest rates calculated as a spread over LIBOR.

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

The investments in which we invest are generally traded over-the-counter, if at all, and may experience limited liquidity

Our investments may experience periods with limited or no liquidity. The absence of liquidity may make it difficult for us to ascertain a market value for our investments, may limit or preclude our ability to exit underperforming investments, and may negatively impact the ability for issuers of SFRLs to refinance. As a result, periods of heightened illiquidity may adversely impact the performance of our portfolio and could persist for prolonged periods.

Because we generally do not hold controlling interests in the SFRLs or the issuers of SFRLs in which we invest, we may not be in a position to exercise control over issuers or to prevent decisions by management teams at issuers that could decrease the value of our investments

We generally do not hold equity positions or controlling interests in the issuers of SFRLs in which we invest. As a result, we are subject to the risk that an issuer of SFRLs may make business decisions with which we disagree, and that the management and/or stockholders of an issuer may take risks or otherwise act in ways that will be adverse to our interests.

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

The following table illustrates the effect on returns to a holder of our common stock from the leverage created by our use of borrowing, using our average cost of funding of 3.3% as of December 31, 2017 together with (a) our total value of net assets as of December 31, 2017; (b) approximately $87.5 million in aggregate principal amount of indebtedness outstanding as of December 31, 2017; and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%. As illustrated below, leverage generally increases the return to shareholders when the portfolio return is positive and decreases the return when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table.

Assumed Return on Portfolio (Net of Expenses) (1)	(10.00)%	(5.00)%	—%	5.00%	10.00%
Corresponding Return to Stockholders (2)	(20.20)%	(11.30)%	(2.30)%	6.70%	15.60%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.

(2)
In order to compute the “Corresponding Return to Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2017 to obtain an assumed return to us. From this amount, estimated annual interest expense, based on the amount of debt outstanding at December 31, 2017, is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2017 to determine the “Corresponding Return to Shareholders”.

In order for us to cover our annual interest payments on our outstanding indebtedness as of December 31, 2017, we must achieve annual returns on our December 31, 2017 total investments of at least 1.3%.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Manager’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

Our borrowers may default on their payments, which may have a materially negative effect on our financial performance

Our primary business exposes us to credit risk, and the quality of our portfolio has a significant impact on our earnings. Credit risk is a component of our fair valuation of our portfolio companies. Negative credit events will lead to a decrease in the fair value of our portfolio companies and may potentially disrupt or impact the ability to pay amounts due to us thereby resulting in a decline in our earnings and NAV and consequently the market price of our common stock.

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

Our investments in SFRLs involve risk and we could lose all or part of our investment

Investing in SFRLs involves a number of significant risks. SFRLs in which we invest may be issued by companies with limited financial resources and limited access to alternative financing. Issuers of SFRLs may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by deterioration in the value of collateral backing our investments. This could lead to a decline in value of our portfolio, which could result in a decline in our net earnings and NAV and consequently the market price of our common stock.

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

We invest in equity securities of CLOs, and may invest in debt securities of CLOs, collateralized primarily by SFRLs. Accordingly, such securities involve the same risks associated with investing in SFRLs on a levered basis, including credit risk and market risk. Changes in a variety of factors, including interest rates, defaults, interest rate spreads, interest rate curves, investor perception of macroeconomic risks and market outlook, and demand for debt securities issued by CLOs may cause the cash flows provided by and the market prices for CLO securities to fluctuate significantly. CLOs are typically privately offered and sold and CLO securities may be thinly traded or have a limited trading market.

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

Our investments in CLO securities may be riskier as CLOs typically will have no significant assets other than their underlying SFRLs, which are less transparent to us and our stockholders than direct investments in the underlying companies

We invest in equity tranches and may invest in debt tranches of CLOs. CLOs typically will have no significant assets other than their underlying SFRLs. Generally, there will be less information available to us regarding the underlying investments held by such CLO vehicles than if we had invested directly in the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLO vehicles in which we invest. Our CLO investments are subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLO vehicles. Accordingly, payments on CLO investments are and will be payable solely from the cash flows from such loans, net of all management fees and other expenses. Payments to us as a holder of CLO junior securities are and will be made only after payments due on the senior securities. It may adversely impact our returns if the cash flows from the loans are insufficient to repay our CLO investments.

The reported revenue earned on CLO investments may not be reflective of the taxable income we record on such investments and the current cash flow we receive may be less than the income we are required to distribute to our stockholders

The accounting and tax implications of CLO investments are complicated. In particular, reported revenue from the equity tranche investments of these CLO vehicles are recorded each quarter in accordance with GAAP under the effective interest rate method based on the future projected cash flows. Our current taxable earnings on these investments, however, will depend upon the ownership of the CLO equity tranche as well as for certain CLOs any election we make to mark-to-market our taxable income.

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

SFRLs that are collateral of our CLO investments are subject to prepayments and calls, increasing re-investment risk, and the inability of a CLO collateral manager to reinvest the proceeds of the prepayment of its loan collateral may adversely affect us

The underlying loans of our CLO investments may be prepaid more quickly than expected, which could have an adverse impact on the value of our CLO investment. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, and consequently cannot be predicted with certainty. There can be no assurance that for any CLO investment, in the event that any of the loans of a CLO underlying such investment are prepaid, the CLO collateral manager will be able to reinvest such proceeds in new loans with equivalent investment returns. If the CLO collateral manager cannot reinvest in new loans with equivalent investment returns, the proceeds available to pay interest, principal or other distributions to the CLO securities may be adversely affected.

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

We have limited control of the administration and amendment of loans owned by the CLOs in which we invest

We will not be able to directly enforce any rights and remedies in the event of a default of a SFRL held by a CLO vehicle. In addition, the terms and conditions of the loans underlying our CLO investments may be amended, modified or waived only by the agreement of the underlying lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligations arising from loans could be modified, amended or waived in a manner contrary to our preferences.

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

There is a risk that our stockholders may not receive distributions or that our distributions may not grow or may decline over time, and a portion of our distributions may be a return of capital

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or to provide year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Furthermore, as a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board. Decreases in the market value or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company’s potential inability to meet its repayment obligations to us. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. Market conditions will play a large part in determining our level of cash distributions over time. All distributions will be paid at the discretion of our Board and will depend on returns on our portfolio, our net earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under the Credit Facility and such other factors as our Board may deem relevant from time to time. See “Risk Factors - Risks Relating to Economic Conditions - Global economic, political and market conditions may materially and adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.”

To the extent that our taxable income available for distribution to our stockholders falls below the total amount of our actual distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our stockholders. The portion of the dividend that represents a return of capital would be treated as a return of capital for U.S. federal income tax purposes, and not as a dividend or capital gain distribution, and would generally be a non-taxable event but will reduce the adjusted basis in such stockholder’s shares.

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

•	changes in laws, regulatory policies, tax guidelines or financial accounting standards, particularly with respect to BDCs or RICs;

•	not qualifying as a RIC, or the loss of RIC status;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts and the market in general;

•	the level of distributions to stockholders;

•	decreases in our NAV per share;

•	general economic trends, market conditions and other external factors; and

•	loss of a major funding source.

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

Certain provisions in our charter and bylaws could discourage a change of control that our stockholders may favor, which could also adversely affect the market price of our common stock

Provisions in our Articles of Amendment and Restatement (our “Charter”) and Bylaws, as amended (our “Bylaws”), may make it more difficult and expensive for a third-party to acquire control of us, even if a change of control would be beneficial to our stockholders. For example, our charter authorizes our Board to issue up to 50,000,000 shares of preferred stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions of unissued classes or series of preferred stock, each without any vote or action by our stockholders. We could issue a class or series of preferred stock to impede the completion of a merger, tender offer or other takeover attempt. These and other provisions in our Charter and Bylaws may impede takeover attempts, or other transactions, that may be in the best interests of our stockholders and, in particular, our common stockholders. In addition, the market price of our common stock could be adversely affected to the extent that provisions of our Charter and Bylaws discourage potential takeover attempts, or other transactions, that our stockholders may favor.

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of our company

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests.

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who beneficially owned 10% or more of the voting power of our then outstanding stock during the two-year period immediately prior to the date in question) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders (as defined in the MGCL) in the form of cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our Board and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates. These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board has, by resolution, exempted business combinations between us and American Capital (which is now a wholly owned subsidiary of ARCC) and its affiliates, and between us and any other person, provided that in the latter case the business combination is first approved by our Board (including a majority of our directors who are not affiliates or associates of such person). However, our Board may repeal or modify this resolution at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and interested stockholders.

The “control share” provisions of the MGCL provide that holders of “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our employees who are also our directors. Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future. However, so long as we are a BDC, we will amend our Bylaws to be subject to the control share acquisition statute only if our Board determines that it would be in our best interests based on our determination that our being subject to the control share acquisition statute does not conflict with the 1940 Act.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our Charter or Bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests. We are subject to some of these provisions, either by provisions of our Charter and Bylaws unrelated to Subtitle 8 or by reason of an election in our Charter to be subject to certain provisions of Subtitle 8.

Our Board has the power to cause us to issue additional shares of our stock without stockholder approval

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our Board may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

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

You may have current tax liabilities on distributions that are reinvested in our common stock

Under the dividend reinvestment plan, if you own shares of our common stock, you will have all cash distributions automatically reinvested in additional shares of our common stock unless you, or your nominee on your behalf, specifically “opt out” of the dividend reinvestment plan by delivering a written notice to the plan administrator prior to the record date of the next distribution. If you have not “opted out” of the dividend reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your U.S. federal income tax liability on the value of the common stock received. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ACSF.” The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a premium or (discount) to our NAV per share and distributions per share for the years ended December 31, 2017 and 2016.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV (2) per Share	Premium (Discount) of Low Sales Price to NAV (2) per Share	Distributions Declared
Period	NAV (1)	High	Low
Fiscal year ended December 31, 2017
Fourth quarter	$13.09	$11.55	$10.45	(11.8)%	(20.2)%	$0.291
Third quarter	$13.12	$13.10	$11.30	(0.2)%	(13.9)%	$0.291
Second quarter	$13.41	$13.80	$12.55	2.9%	(6.4)%	$0.291
First quarter	$13.66	$13.80	$11.90	1.0%	(12.9)%	$0.291
Fiscal year ended December 31, 2016
Fourth quarter	$13.68	$12.05	$10.91	(11.9)%	(20.2)%	$0.291
Third quarter	$13.20	$11.45	$10.20	(13.3)%	(22.7)%	$0.291
Second quarter	$12.45	$10.79	$9.80	(13.3)%	(21.3)%	$0.291
First quarter	$11.72	$10.06	$7.86	(14.2)%	(32.9)%	$0.291

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding common shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.

The last reported price for our common stock on March 12, 2018 was $10.90 per share. As of March 12, 2018, we had three stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.

Shares of BDCs may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have historically traded below our NAV per share. For example, our shares closed on the NASDAQ Global Select Market at $10.52 on December 31, 2017. Our NAV per share was $13.09 as of the same date as shown in the table above. The possibility that our shares of common stock will trade at a discount from NAV per share or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV per share in the future.

Distributions to Stockholders

We currently intend to distribute dividends or make distributions to our stockholders out of assets legally available for distribution. The timing and amount of our distributions to our stockholders, if any, will be determined by our Board. We expect that our distributions to stockholders, if any, will generally be from accumulated net investment income and from net realized capital gains, if any, as applicable. To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gain. The specific tax characteristics are reported to stockholders on Form 1099 after the end of each calendar year.

We have elected to be taxed as a RIC for U.S. federal income tax purposes. To maintain our RIC status, we must distribute at least 90% of our ordinary income and the excess of net short term gains over the net long term losses, if any, out of the assets legally available for distribution. During the years ended December 31, 2017 and 2016, 100% of our distributions were made from net investment income. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amounts of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions. See “Risk Factors — Risks Relating to our Business and Structure - We may be subject to additional corporate-level income taxes if we fail to maintain our status as a RIC” and “Risk Factors - Risks Relating to our Common Stock - There is a risk that our stockholders may not receive distributions or that our distributions may not grow or may decline over time, and a portion of our distributions may be a return of capital” for additional information.

All distributions declared in cash and payable to stockholders that are participants in our dividend reinvestment and stock purchase plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that opt out of our dividend reinvestment and stock purchase plan may experience dilution over time.

The following table reflects the cash distributions that we have declared on our common stock for the fiscal years ended December 31, 2017 and 2016:

($ in thousands, except per share data)
Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
May 2, 2016	May 19, 2016	May 23, 2016	June 2, 2016	$0.097	$970
May 2, 2016	June 21, 2016	June 23, 2016	July 5, 2016	$0.097	$970
May 2, 2016	July 19, 2016	July 21, 2016	August 2, 2016	$0.097	$970
August 3, 2016	August 19, 2016	August 23, 2016	September 2, 2016	$0.097	$970
August 3, 2016	September 20, 2016	September 22, 2016	October 4, 2016	$0.097	$970
August 3, 2016	October 19, 2016	October 21, 2016	November 2, 2016	$0.097	$970
November 4, 2016	November 18, 2016	November 22, 2016	December 2, 2016	$0.097	$970
November 4, 2016	December 21, 2016	December 23, 2016	January 5, 2017	$0.097	$970
November 4, 2016	January 19, 2017	January 23, 2017	February 2, 2017	$0.097	$970
Total declared for 2016				$1.164	$11,640
February 3, 2017	February 15, 2017	February 17, 2017	March 2, 2017	$0.097	$970
February 3, 2017	March 21, 2017	March 23, 2017	April 4, 2017	$0.097	$970
February 3, 2017	April 18, 2017	April 20, 2017	May 2, 2017	$0.097	$970
May 10, 2017	May 22, 2017	May 24, 2017	June 2, 2017	$0.097	$970
May 10, 2017	June 21, 2017	June 23, 2017	July 6, 2017	$0.097	$970
May 10, 2017	July 20, 2017	July 24, 2017	August 2, 2017	$0.097	$970
August 8, 2017	August 22, 2017	August 24, 2017	September 5, 2017	$0.097	$970
August 8, 2017	September 20, 2017	September 22, 2017	October 4, 2017	$0.097	$970
August 8, 2017	October 19, 2017	October 23, 2017	November 2, 2017	$0.097	$970
November 8, 2017	November 22, 2017	November 22, 2017	December 5, 2017	$0.097	$970
November 8, 2017	December 20, 2017	December 22, 2017	January 4, 2018	$0.097	$970
November 8, 2017	January 19, 2018	January 23, 2018	February 2, 2018	$0.097	$970
Total declared for 2017				$1.164	$11,640

Sale of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal years ended December 31, 2017 and 2016.

Stock Performance Graph

SOURCE:      S&P Global Market Intelligence

NOTES:
The graph assumes that (i) on January 16, 2014, a person invested $100 in each of our common stock, the S&P/LSTA U.S. All Loans Index and the Russell 2000 Index at their closing prices, and (ii) dividends paid are reinvested in like securities.

	Jan 2014	Dec 2014	Dec 2015	Dec 2016	Dec 2017
American Capital Senior Floating, Ltd.	100.00	101.84	90.47	115.16	120.18
Russell 2000	100.00	104.17	99.58	120.74	138.39
S&P/LSTA U.S. All Loans	100.00	101.10	100.40	110.60	115.15

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

Dividend Reinvestment and Stock Purchase Plan

Our Board has adopted a dividend reinvestment and stock purchase plan. If your shares of common stock are registered in your own name, your distributions will automatically be reinvested under the plan in additional whole and fractional shares of common stock, unless you “opt out” of the plan so as to receive cash distributions by notifying our plan administrator by telephone, internet or in writing. If your shares are held in the name of a broker or other nominee, you should contact the broker or nominee for details regarding opting out of the plan. Under the optional cash purchase component of the plan, participants in the plan may also make optional cash purchases of shares of our common stock of between $50 and $10,000 per month and, with our prior approval, in excess of $10,000 per month. Stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash; however, since their cash distributions will be reinvested, such stockholders will not receive cash with which to pay any applicable taxes on reinvested distributions.

Our stock transfer agent, registrar and dividend reinvestment plan administrator is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 30170, College Station, TX 77842-3170, or calling (800) 733-5001 (U.S. and Canada) (781) 575-3400 (outside U.S. and Canada) or through the Internet, at www.computershare.com.

Item 6.    Selected Financial Data

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SELECTED FINANCIAL DATA
($ in thousands, except per share data and as otherwise indicated)

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2017, 2016, 2015, 2014 and the period ended from October 15, 2013 to December 31, 2013.

	As of and for the year ended December 31,				Period from October 15, 2013* to
	2017	2016	2015	2014	December 31, 2013
Consolidated Statement of Operations data:
Total investment income	$17,525	$17,570	$19,245	$17,773	$1,572
Total expenses (net) (1)	$6,886	$5,772	$6,555	$6,914	$1,326
Net investment income	$10,639	$11,798	$12,690	$10,859	$246
Net gain (loss) on investments	$(4,932)	$18,702	$(27,355)	$(7,070)	$769
Net increase (decrease) in net assets resulting from operations	$5,707	$30,500	$(14,665)	$3,789	$1,015
Per Share data:
Net asset value	$13.09	$13.68	$11.79	$14.42	n/a
Net investment income	$1.06	$1.18	$1.27	$1.09	n/a
Net gain (loss) on investments	$(0.49)	$1.87	$(2.74)	$(0.71)	n/a
Net increase (decrease) in net assets resulting from operations	$0.57	$3.05	$(1.47)	$0.38	n/a
Distributions to stockholders declared	$1.16	$1.16	$1.26	$1.03	n/a
Consolidated Balance Sheet data:
Investments, fair value	$229,240	$244,872	$229,056	$276,370	$199,565
Cash and cash equivalents	$1,756	$8,795	$2,474	$1,757	$12,493
Total assets	$234,657	$257,340	$235,805	$282,477	$218,696
Secured revolving credit facility payable	$87,500	$104,900	$110,200	$130,000	$194,748
Total net assets	$130,856	$136,789	$117,929	$144,235	$1,016
Other data:
Total return based on market value (2)	(2.70)%	35.33%	(10.75)%	(12.90)%	n/a
Total return based on net asset value (2)	4.36%	29.71%	(10.10)%	3.73%	n/a
Investment purchases during the period	$154,587	$94,267	$106,982	$226,628	$207,548
Investment sales and repayments during the period	$171,823	$104,220	$134,342	$148,461	$9,790
Number of loan obligors at period end	129	149	128	117	69
Number of CLO issuers at period end	25	21	20	16	8
Yield on SFRLs as of period end	6.08%	5.43%	5.38%	5.36%	5.17%
Yield on CLOs as of period end	10.59%	14.14%	10.04%	13.64%	14.64%
Yield on investment portfolio as of period end	7.05%	7.20%	6.37%	6.92%	6.61%

*	Commencement of operations

(1)	Net expenses include income tax benefit (provision) included in net investment income and net of expense reimbursements from our Manager and Prior Manager.

(2)	Total return is based on the change in market price or NAV per share during the period and takes into account dividends reinvested in accordance with the dividend reinvestment and stock purchase plan.

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

Overview

American Capital Senior Floating, Ltd. (“ACSF”, “we”, “our” and “us”), a Maryland corporation organized in February 2013 that commenced operations on October 15, 2013, is an externally managed, diversified closed-end investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “1940 Act”). In addition, for U.S. federal income tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and intend to take advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We do not intend to take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act.

Prior to January 3, 2017, we were managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect wholly owned subsidiary of American Capital, Ltd ("American Capital"), pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”) was appointed as our new investment adviser. Additionally, on January 3, 2017, we entered into an interim management agreement with our Manager pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was automatically terminated in accordance with its terms as a result of its deemed "assignment" under the 1940 Act, following the acquisition of American Capital by Ares Capital Corporation (NASDAQ: ARCC) ("Ares Capital") on January 3, 2017. On May 19, 2017, a new management agreement with our Manager was approved by our stockholders (the "Management Agreement"), and on such date we entered into the Management Agreement. The Management Agreement provides that our Manager will be compensated for serving as ACSF's investment adviser at the same rate as in the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter with no incentive fee.

In January 2014, pursuant to the Prior Management Agreement, our Prior Manager agreed to be responsible for certain of our operating expenses in excess of 0.75% of our consolidated net assets, less net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter for the first 24 months following the date of our initial public offering (“IPO”) in January 2014 (the “Prior Expense Cap”). The Prior Expense Cap was voluntarily extended by our Prior Manager until the termination of the Prior Management Agreement, and thus the Prior Expense Cap expired on January 3, 2017.

Beginning in the first quarter of 2017, our Manager voluntarily agreed to be responsible for certain of our 2017 quarterly other operating expenses in excess of a certain percentage of our consolidated net assets, less net unrealized gain or loss, each as determined under GAAP (individually, for each such quarter, a “Voluntary Expense Cap” and collectively, the “Voluntary Expense Caps”). The first quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 0.75% of our consolidated net assets less net unrealized gain or loss as of March 31, 2017. The second quarter 2017 Voluntary Expense Cap and third quarter 2017 Voluntary Expense Cap were calculated based on an annual rate of 1.00% of our consolidated net assets less net unrealized gain or loss as of June 30, 2017 and September 30, 2017, respectively. The fourth quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 1.25% of our consolidated net assets less net unrealized gain or loss as of December 31, 2017. Our Manager has not agreed to be responsible for any of our operating expenses beyond December 31, 2017.

Investments

Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Manager actively manages our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “SFRLs” or "Loan Portfolio"), which are commonly referred to as leveraged loans. Standard and Poor's (“S&P”) defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. SFRLs are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest in debt and equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by SFRLs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of SFRL positions previously held by us. Under normal market conditions, we will invest at least 80% of our assets in SFRLs.

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

Portfolio and Investment Activity

As of December 31, 2017, our portfolio was comprised of 74.6% first lien loans, 6.3% second lien loans (collectively, the “Loan Portfolio”) and 19.1% CLO equity (the “CLO Portfolio” and together with the Loan Portfolio, the “Investment Portfolio”), measured at fair value. The Loan Portfolio consisted of 129 portfolio companies in 37 industries, and the CLO Portfolio included 25 CLOs managed by 18 different collateral managers with vintages ranging from 2012 to 2017. Our Loan Portfolio consisted of all floating rate investments with 97.1% having LIBOR floors ranging between 0.75% and 1.25%. As of December 31, 2017, the weighted average LIBOR floor in our Loan Portfolio was 0.978% and one-and three-month LIBOR was 1.56% and 1.69%, respectively. The following table depicts a summary of the portfolio as of December 31, 2017:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Gain (Loss)	Weighted Average Yield at Cost (1)
Investment Portfolio:
First lien floating rate loans	$173,374	$170,947	$(2,427)	5.84%
Second lien floating rate loans	15,981	14,401	(1,580)	8.65%
Total Loan Portfolio	189,355	185,348	(4,007)	6.08%
CLO Portfolio	51,873	43,828	(8,045)	10.59%
Common equity	—	64	64	—%
Warrants	—	—	—	—%
Total Investment Portfolio	$241,228	$229,240	$(11,988)	7.05%

(1)
Weighted average yield at cost is computed as (a) the annual stated interest rate or yield earned on accruing debt and other income producing securities, divided by (b) the total investments in such asset type at amortized cost. The weighted average yield of our portfolio does not represent the total return to our stockholders.

The weighted average yield at cost during the year ended December 31, 2017 on the Loan Portfolio, CLO Portfolio and the Investment Portfolio was 5.69%, 11.88%, and 6.92%, respectively.

The Investment Portfolio was actively managed, with a turnover ratio of 64.72% for the year ended December 31, 2017. The following tables depict the portfolio activity for year ended December 31, 2017:

	2017
	First Lien		Second Lien		CLO Equity		Equity		Total
($ in thousands)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)(1)
December 31, 2016, at Fair Value	$188,098	5.18%	$15,429	8.29%	$41,329	14.14%	$16	n/a	$244,872	7.20%
Purchases	126,939	5.69%	9,053	8.17%	18,595	11.10%	—	—%	154,587	6.14%
Sales	(65,172)	(5.39)%	(3,960)	(8.00)%	(8,884)	(12.74)%	(9)	—%	(78,025)	(5.82)%
Repayments (2)	(77,449)	(5.39)%	(5,430)	(8.58)%	(10,919)	(12.28)%	—	—%	(93,798)	(6.28)%
Amortization/accretion and CLO income accrual(3)	276	n/a	17	n/a	6,243	n/a	—	n/a	6,536	n/a
Net realized gain / (loss)	(228)	n/a	(325)	n/a	(5,493)	n/a	9	n/a	(6,037)	n/a
Net unrealized gain / (loss)	(1,517)	n/a	(383)	n/a	2,957	n/a	48	n/a	1,105	n/a
December 31, 2017, at Fair Value	$170,947	5.84%	$14,401	8.65%	$43,828	10.59%	$64	n/a	$229,240	7.05%

(1)
Weighted average yield at cost is computed as (a) the annual stated interest rate or yield earned on accruing debt and other income producing securities, divided by (b) the total investments in such asset type at amortized cost. The weighted average yield of our portfolio does not represent the total return to our stockholders.

(2)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the year ended December 31, 2017.

(3)	Includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the year ended December 31, 2017.

	For the Year Ended December 31, 2017
Number of Portfolio Companies:	Loan Portfolio	CLO Portfolio	Common Equity/Warrants	Total Portfolio
Portfolio companies - December 31, 2016	149	21	1	171
Purchases	86	9	—	95
Complete exit	(105)	(5)	(1)	(111)
Restructure	(1)	—	1	—
Portfolio companies - December 31, 2017	129	25	1	155

As of December 31, 2016, our portfolio was comprised of 77% first lien loans, 6% second lien loans and 17% CLO equity, measured at fair value. The Loan Portfolio consisted of 149 portfolio companies in 46 industries, and the CLO Portfolio included 21 CLOs managed by 15 different collateral managers. Our Loan Portfolio consisted of all floating rate investments with 100% having LIBOR floors ranging between 0.75% and 1.25%. As of December 31, 2016, the weighted average LIBOR floor in our Loan Portfolio was 1.00% and one-and three-month LIBOR was 0.77% and 1.00%, respectively. The following table depicts a summary of the Investment Portfolio as of December 31, 2016:

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

The weighted average yield at cost during the year ended December 31, 2016 on the Loan Portfolio, the CLO Portfolio and the Investment Portfolio was 5.41%, 12.09% and 6.80%, respectively.

The Investment Portfolio was actively managed, with a turnover ratio of 41.6% for the year ended December 31, 2016. The following tables depict the portfolio activity for the year ended December 31, 2016:

	2016
	First Lien		Second Lien		CLO Equity		Equity		Total
($ in thousands)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)	Amount	Weighted Average Yield (at cost)(1)
December 31, 2015, at Fair Value	$169,580	5.03%	$22,575	7.90%	$36,854	10.04%	$47	n/a	$229,056	6.37%
Purchases	82,546	5.30%	7,129	8.59%	4,592	24.13%	—	—%	94,267	6.03%
Sales	(41,496)	(4.89)%	(1,504)	(8.98)%	(1,796)	(30.99)%	—	—%	(44,796)	(5.93)%
Repayments (2)	(32,260)	(5.24)%	(13,977)	(7.90)%	(13,187)	(15.76)%	—	—%	(59,424)	(8.24)%
Amortization/accretion and CLO income accrual (3)	259	n/a	26	n/a	6,782	n/a	—	n/a	7,067	n/a
Net realized gain / (loss)	(1,407)	n/a	43	n/a	340	n/a	—	n/a	(1,024)	n/a
Net unrealized gain/ (loss)	10,876	n/a	1,137	n/a	7,744	n/a	(31)	n/a	19,726	n/a
December 31, 2016, at Fair Value	$188,098	5.18%	$15,429	8.29%	$41,329	14.14%	$16	n/a	$244,872	7.20%

(1)
Weighted average yield at cost is computed as (a) the annual stated interest rate or yield earned on accruing debt and other income producing securities, divided by (b) the total investments in such asset type at amortized cost. The weighted average yield of our portfolio does not represent the total return to our stockholders.

(2)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the year ended December 31, 2016.

(3)	Includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the year ended December 31, 2016.

	For the Year Ended December 31, 2016
Number of Portfolio Companies:	Loan Portfolio	CLO Portfolio	Common Equity/Warrants	Total Portfolio
Portfolio companies - December 31, 2015	128	20	1	149
Purchases	64	3	—	67
Complete exit	(43)	(2)	—	(45)
Restructure	—	—	—	—
Portfolio companies - December 31, 2016	149	21	1	171

As of December 31, 2017, approximately 66% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of December 31, 2017:

First Lien	Second Lien
(1) As a percentage of the total Loan Portfolio, excluding non-rated loans which represent 1.8% of the total Loan Portfolio.

As of December 31, 2016, approximately 72% of our loan portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. The following chart shows the S&P facility credit rating of our Loan Portfolio at fair value as of December 31, 2016:

First Lien	Second Lien
(2) As a percentage of the total Loan Portfolio.

Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto.

	Year ended December 31,
($ in thousands)	2017	2016	2015
Investment income:
Senior floating rate loans	$11,225	$10,787	$11,915
CLO equity	6,300	6,783	7,330
Total investment income	17,525	17,570	19,245
Expenses:
Interest and other debt related costs	3,258	2,652	2,970
Management fee	2,055	2,045	2,236
Other operating expenses	2,176	2,394	2,021
Total expenses	7,489	7,091	7,227
Expense reimbursement	(673)	(1,274)	(899)
Net expenses	6,816	5,817	6,328
Net investment income before taxes	10,709	11,753	12,917
Income tax (provision) benefit, including excise tax	(70)	45	(227)
Net investment income	10,639	11,798	12,690
Net realized and unrealized gain (loss) on investments:
Net realized loss on investments	(6,037)	(1,024)	(310)
Net unrealized gain (loss) on investments	1,105	19,726	(27,056)
Income tax benefit (provision)	—	—	11
Net gain (loss) on investments	(4,932)	18,702	(27,355)
Net increase (decrease) in net assets resulting from operations (“Net Earnings (Loss)”)	$5,707	$30,500	$(14,665)

Investment Income

Investment income decreased slightly by 0.26%, to $17.5 million for the year ended December 31, 2017 from the comparable period in 2016. The decrease was due to a smaller Investment Portfolio, on average, during 2017 as compared to the comparable period in 2016. Interest generated from the Loan Portfolio totaled $11.2 million and income from the CLO investments totaled $6.3 million for the year ended December 31, 2017. The weighted average yield at cost on our Loan Portfolio, CLO Portfolio and Investment Portfolio was 5.69%, 11.88% and 6.92%, respectively, during the year ended December 31, 2017 as compared to 5.41%, 12.09% and 6.80%, respectively, during the year ended December 31, 2016.

Investment income decreased $1.7 million, or 8.7%, to $17.6 million for the year ended December 31, 2016 compared to 2015. The decrease was driven by smaller Investment Portfolio, on average, during 2016 as compared to the comparable period in 2015 as well as lower portfolio yields, particularly for our CLO Portfolio. Interest generated from the Loan Portfolio totaled $10.8 million and income from the CLO Portfolio totaled $6.8 million for the year ended December 31, 2016. The weighted average yield at cost on our Loan Portfolio, CLO Portfolio and Investment Portfolio was 5.41%, 12.09% and 6.80%, respectively, during the year ended December 31, 2016.

Investment income for the year ended December 31, 2015, was $19.2 million. Interest generated from the Loan Portfolio totaled $11.9 million and income from the CLO Portfolio totaled $7.3 million for the year ended December 31, 2015. The weighted average yield at cost on our Loan Portfolio, CLO Portfolio and Investment Portfolio was 5.03%, 13.82% and 6.99%. respectively, during the year ended December 31, 2015.

Net Expenses

For the year ended December 31, 2017, net expenses increased $1.0 million, or 17.17%, to $6.8 million as compared to the year ended December 31, 2016. The increase in net expenses was primarily driven by an increase in interest expense for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to an increase in LIBOR during the course of 2017. In addition, there was a decrease in the amount of expense reimbursement we received from our Manager pursuant to the Voluntary Expense Cap for the year ended December 31, 2017, resulting in a lower expense reimbursement from our Manager in 2017 as compared to the amount of expense reimbursement we received pursuant to the Prior Expense Cap from our Prior Manager in 2016.

For the year ended December 31, 2016, net expenses decreased $0.5 million, or 8.0%, to $5.8 million as compared to the year ended December 31, 2015. The decrease in net expenses was primarily driven by a reduction in interest expense for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily related to a higher level of debt outstanding during 2015. There was also a decline in deferred financing costs for the year ended December 31, 2016 compared to the year ended December 31, 2015, driven by a reduction in the amortization of deferred financing costs due to the amendment and restatement of the secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”) in October 2015, which extended the maturity and therefore the amortization period by two years. In addition, there was a reduction in the management fees due to lower total assets, on average, during 2016 as compared to 2015.

Interest and other debt related costs incurred for the years ended December 31, 2017, 2016 and 2015 are related to borrowings under the Credit Facility. The Credit Facility generally bears interest at a spread of 1.80% over a chosen index (which is typically one-month LIBOR). Included in other debt related costs are additional fees and expenses associated with the Credit Facility, including an unused commitment fee of 75 basis points on undrawn commitments and the amortization of debt financing costs. On October 29, 2015, the Credit Facility was amended and restated, extending the maturity date from December 18, 2015 to December 18, 2018, decreasing the commitment amount from $140,000 to $135,000 and eliminating the commitment fee when the facility is at least 90% utilized.

The following table outlines the costs associated with our Credit Facility during the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
($ in thousands)	2017	2016	2015
Interest expense	$2,892	$2,289	$2,518
Commitment fees	274	271	111
Amortization of deferred financing costs	92	92	341
Total interest and other debt related costs	$3,258	$2,652	$2,970

Weighted average debt outstanding	$99,042	$99,487	$124,434
Weighted average cost of funds (1)	3.29%	2.66%	2.39%
Weighted average stated interest rate	3.32%	2.26%	2.00%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs.

Net Realized Loss on Investments

Sales and repayments of investments during the year ended December 31, 2017 totaled $171.8 million resulting in net realized losses of $6.0 million. Sales and repayments of investments during the year ended December 31, 2016 totaled $104.2 million resulting in net realized losses of $1.0 million. Sales and repayments of investments during the year ended December 31, 2015 totaled $134.4 million resulting in net realized losses of $0.3 million.

Net Unrealized Gain (Loss) on Investments

During the year ended December 31, 2017, we recognized a net unrealized gain on investments of $1.1 million composed of the reversal of net unrealized depreciation related to a net realized loss of $5.0 million and net unrealized depreciation on investments of $3.9 million. The CLO Portfolio contributed $2.5 million of the net unrealized depreciation during the year ended December 31, 2017. The decrease in the fair value of the CLO Portfolio was a result of a number of factors, including loan asset spread compression and lower expected cash distributions. The Loan Portfolio contributed $1.4 million of net unrealized depreciation during the year ended December 31, 2017, primarily driven by lower prices in the broadly syndicated U.S. loan market as a result of loan repricings during 2017.

During the year ended December 31, 2016, we recognized a net unrealized gain on investments of $19.7 million composed of the reversal of net unrealized depreciation related to a net realized loss of $1.5 million and net unrealized appreciation on investments of $18.2 million. The CLO portfolio contributed $7.7 million of the net unrealized appreciation during the year ended December 31, 2016, the majority of which was incurred in the second and third quarters of 2016. The increase in fair value of the CLO portfolio was a result of a number of factors, including tightening spreads and increased trades in CLO equity. The Loan Portfolio contributed $12.0 million of net unrealized appreciation during the year ended December 31, 2016, which was primarily driven by higher prices in the broadly syndicated U.S. loan market as a result of improved loan issuance and tightening yields during 2016.

During the year ended December 31, 2015, we recognized a net unrealized loss on investments of $27.1 million. The CLO portfolio produced $17.1 million in net unrealized depreciation, the majority of which was incurred in the second half of 2015. The decline in fair value of the CLO portfolio was a result of a number of factors, including an increase in defaulted loan assets held by the CLOs, a decline in the NAV of the CLOs and a risk-off sentiment which drove prices down significantly. The Loan Portfolio contributed $10.0 million of net unrealized depreciation during the year ended December 31, 2015, primarily driven by an overall decline in market prices, that reflected weakness in the commodities sectors, a general risk-off sentiment across various asset classes and related outflows from retail loan funds.

Income Taxes

We have elected to be treated as a RIC for U.S. federal income tax purposes. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements; additionally, we must distribute annually at least 90% of our ordinary taxable income, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we generally are not subject to the entity level taxes on earnings timely distributed to our stockholders. At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates.

As of December 31, 2017, we had approximately $2.1 million, or $0.21 per share, of estimated undistributed taxable income. We intend to distribute sufficient dividends, including dividends distributed in the following tax year that we elect to be treated as distributed in the current year, to eliminate our current year taxable income. For the year ended December 31, 2017, we accrued a federal excise tax expense of less than $0.1 million. For the year ended December 31, 2016, we accrued a federal excise tax benefit of less than $0.1 million. For the year ended December 31, 2015, we accrued a federal excise tax of $0.2 million.

Financial Condition, Liquidity and Capital Resources

Liquidity and capital resources arise primarily from our cash flows from operations, borrowings from the Credit Facility and any follow-on equity offerings of common stock and other supplementary financing mechanisms.

In order to qualify as a RIC, we must annually distribute in a timely manner to our stockholders at least 90% of our taxable ordinary income. In addition, we must also distribute in a timely manner to our stockholders all of our taxable ordinary and capital income in order to not be subject to income taxes. Accordingly, our ability to retain earnings is limited.

We regularly engage in discussions with respect to exploring and evaluating a broad range of transactions to enhance long-term shareholder value. Consummation of any such transaction would be subject to completion of due diligence, finalization of key business and financial terms and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our Board and required regulatory or third party consents and, in certain cases, the approval of our stockholders.

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders, or (iii) under such other circumstances as the SEC may permit. As of December 31, 2017, our net asset value was $13.09 per share and our closing market price was $10.52 per share.

Debt Capital

Our wholly owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company (“ACSF Funding”), is party to the Credit Facility. Under the Credit Facility, ACSF Funding can borrow up to $135 million with a maturity date of December 18, 2018. The Credit Facility generally bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.80% and also has a commitment fee equal to 0.75% on the unused amount of the commitments to the extent the outstanding amount of loans is less than 90% of the aggregate commitments. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. Advance rates vary on the type of collateral owned by ACSF Funding and can range up to 80%. On January 3, 2017, ACSF Funding entered into an amendment to the documents governing the Credit Facility that amended the relevant provisions of the Credit Facility to reflect the appointment of our Manager as our new investment adviser.

As of December 31, 2017, we had $87.5 million in borrowings outstanding on the Credit Facility. The fair value of the assets owned by ACSF Funding as of December 31, 2017 was $185.3 million and the borrowing base was $126.7 million. On a consolidated basis, as of December 31, 2017, the ratio of our principal debt outstanding to stockholders’ equity was 0.67 to 1. As of December 31, 2017, we had approximately $47.5 million of available capacity on the Credit Facility. As of December 31, 2016, we had $104.9 million in borrowings outstanding on the Credit Facility. The fair value of assets owned by ACSF Funding as of December 31, 2016 was $207.8 million and the borrowing base was $152.2 million. On a consolidated basis, as of December 31, 2016, the ratio of our principal debt outstanding to stockholders’ equity was 0.77 to 1. As of December 31, 2016, we had approximately $30.1 million of available capacity on the Credit Facility.

As a BDC, we are permitted to issue “senior securities”, as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of December 31, 2017, and December 31, 2016, our asset coverage was 250% and 230%, respectively.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2017 are as follows:

($ in thousands)	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Credit Facility	$87,500	$87,500	$—	$—	$—
Total contractual obligations	$87,500	$87,500	$—	$—	$—

Off-Balance Sheet Arrangements

Commitments to extend credit include loans we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. We do not report the unused portion of these commitments on our Consolidated Statements of Assets and Liabilities. As of December 31, 2017 and 2016, we had $0.6 million and $0.1 million of outstanding unused loan commitments, respectively.

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

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary taxable income and the excess of net short term gains over net long term losses, if any, out of the assets legally available for distribution. During the years ended December 31, 2017 and 2016, 100% of our distributions were made from net investment income. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amounts of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions.

The table below details the distributions to stockholders declared on our shares of common stock during the years ended December 31, 2017 and December 31, 2016 ($ in thousands except for per share data):

($ in thousands, except per share data)
Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
May 2, 2016	May 19, 2016	May 23, 2016	June 2, 2016	$0.097	$970
May 2, 2016	June 21, 2016	June 23, 2016	July 5, 2016	$0.097	$970
May 2, 2016	July 19, 2016	July 21, 2016	August 2, 2016	$0.097	$970
August 3, 2016	August 19, 2016	August 23, 2016	September 2, 2016	$0.097	$970
August 3, 2016	September 20, 2016	September 22, 2016	October 4, 2016	$0.097	$970
August 3, 2016	October 19, 2016	October 21, 2016	November 2, 2016	$0.097	$970
November 4, 2016	November 18, 2016	November 22, 2016	December 2, 2016	$0.097	$970
November 4, 2016	December 21, 2016	December 23, 2016	January 5, 2017	$0.097	$970
November 4, 2016	January 19, 2017	January 23, 2017	February 2, 2017	$0.097	$970
Total declared for 2016				$1.164	$11,640
February 3, 2017	February 15, 2017	February 17, 2017	March 2, 2017	$0.097	$970
February 3, 2017	March 21, 2017	March 23, 2017	April 4, 2017	$0.097	$970
February 3, 2017	April 18, 2017	April 20, 2017	May 2, 2017	$0.097	$970
May 10, 2017	May 22, 2017	May 24, 2017	June 2, 2017	$0.097	$970
May 10, 2017	June 21, 2017	June 23, 2017	July 6, 2017	$0.097	$970
May 10, 2017	July 20, 2017	July 24, 2017	August 2, 2017	$0.097	$970
August 8, 2017	August 22, 2017	August 24, 2017	September 5, 2017	$0.097	$970
August 8, 2017	September 20, 2017	September 22, 2017	October 4, 2017	$0.097	$970
August 8, 2017	October 19, 2017	October 23, 2017	November 2, 2017	$0.097	$970
November 8, 2017	November 22, 2017	November 22, 2017	December 5, 2017	$0.097	$970
November 8, 2017	December 20, 2017	December 22, 2017	January 4, 2018	$0.097	$970
November 8, 2017	January 19, 2018	January 23, 2018	February 2, 2018	$0.097	$970
Total declared for 2017				$1.164	$11,640

We maintain an “opt out” dividend reinvestment and stock purchase plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they, or their nominees on their behalf, specifically “opt out” of the dividend reinvestment and stock purchase plan so as to receive cash distributions. Stockholders that opt out of our dividend reinvestment and stock purchase plan may experience dilution over time.

Critical Accounting Policies

See “Note 2 - Significant Accounting Policies” and “Note 6 - Investments” to our consolidated financial statements for the year ended December 31, 2017, which describes our critical accounting policies. The recently issued accounting pronouncements not yet required to be adopted by us are as follows.

New Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables). ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC 230, Statement of Cash Flows, and other topics. The update provides guidance on eight specific cash flow issues including the statement cash flows treatment of beneficial interests in securitized financial transactions as well as the treatment of debt prepayment and extinguishment costs. ASU 2016-15 also provides guidance on the predominance principle to clarify when cash receipts and cash payments should be separated into more than one class of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-15 will not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, all of our debt investments bore interest at floating rates, and we expect that our investment portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our debt investments are usually based on a floating LIBOR and typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of December 31, 2017, the Loan Portfolio consisted of all floating rate investments with 97.1% having LIBOR floors ranging between 0.75% and 1.25%. As of December 31, 2017, the benchmark LIBOR used to set borrowing rates on our Loan Portfolio was generally above the interest rate floors and therefore our Loan Portfolio will generally fluctuate with changes in short term interest rates, subject to the interest rate floors in place. The Credit Facility has a floating interest rate provision with no LIBOR floor and therefore our cost of funds will fluctuate with changes in short-term interest rates.

Assuming no changes to our consolidated statement of assets and liabilities as of December 31, 2017 (including no change to borrowing spreads), the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and the Credit Facility.

($ in thousands, except per share data) Basis Point Increase (Decrease)	Interest Income	Interest Expense	Net Increase (Decrease)	Net Increase (Decrease) per share
300	$5,712	$2,625	$3,087	$0.31
200	$3,808	$1,750	$2,058	$0.21
100	$1,904	$875	$1,029	$0.10
(100)	$(1,340)	$(875)	$(465)	$(0.05)
(200)	$(1,363)	$(1,369)	$6	$—
(300)	$(1,363)	$(1,369)	$6	$—

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations, changes in net assets and cash flows in accordance with accounting principles generally accepted in the United States.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of American Capital Senior Floating, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of American Capital Senior Floating, Ltd. (the “Company”), including the consolidated schedule of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, the consolidated results of its operations, its changes in net assets and its cash flows, for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young

We have served as the Company’s auditor since 2013.

Los Angeles, California
March 14, 2018

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31,
	2017	2016
Assets:
Investments, fair value (cost of $241,228 and $257,965, respectively)	$229,240	$244,872
Cash and cash equivalents	1,756	8,795
Receivable for investments sold	2,324	2,272
Deferred financing costs	89	181
Interest receivable	669	779
Prepaid expenses and other assets	579	143
Receivable from affiliate (see notes 3 and 4)	—	298
Total assets	$234,657	$257,340
Liabilities:
Secured revolving credit facility payable (see note 7)	$87,500	$104,900
Payable for investments purchased	14,413	12,202
Distributions to stockholders payable (see note 10)	970	970
Management fee payable (see note 3)	494	2,046
Interest payable (see note 7)	36	34
Taxes payable (see note 8)	70	117
Payable to affiliate (see note 4)	14	156
Other liabilities and accrued expenses	304	126
Total liabilities	103,801	120,551
Commitments and contingencies (see note 11)
Net Assets:
Common stock, par value $0.01 per share; 10,000 issued and outstanding; 300,000 authorized	100	100
Paid-in capital in excess of par	150,879	150,949
Accumulated undistributed (overdistributed) net investment income	(136)	2,133
Accumulated net realized loss from investments	(7,999)	(3,300)
Net unrealized loss on investments	(11,988)	(13,093)
Total net assets	130,856	136,789
Total liabilities and net assets	$234,657	$257,340
Net asset value per share outstanding	$13.09	$13.68
See notes to the consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Investment income:
Interest	$17,525	$17,570	$19,245
Total investment income	17,525	17,570	19,245
Expenses:
Interest and commitment fee (see note 7)	3,166	2,560	2,629
Management fee (see note 3)	2,055	2,045	2,236
Professional fees	1,125	510	214
Insurance	423	446	467
Amortization of deferred financing costs	92	92	341
Other general and administrative expenses	628	1,438	1,340
Total expenses	7,489	7,091	7,227
Expense reimbursement (see note 3)	(673)	(1,274)	(899)
Net expenses	6,816	5,817	6,328
Net investment income before tax	10,709	11,753	12,917
Income tax benefit (provision), including excise tax (see note 8)	(70)	45	(227)
Net investment income	10,639	11,798	12,690
Net gain (loss) on investments:
Net realized loss on investments	(6,037)	(1,024)	(310)
Net unrealized gain (loss) on investments	1,105	19,726	(27,056)
Income tax benefit	—	—	11
Net gain (loss) on investments	(4,932)	18,702	(27,355)
Net increase (decrease) in net assets resulting from operations (“Net Earnings (Loss)”)	$5,707	$30,500	$(14,665)

Net investment income per share	$1.06	$1.18	$1.27
Net Earnings (Loss) per share (see note 5)	$0.57	$3.05	$(1.47)
Distributions to stockholders declared per share	$1.16	$1.16	$1.26
Weighted average shares outstanding	10,000	10,000	10,000
See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operations:
Net investment income	$10,639	$11,798	$12,690
Net realized loss	(6,037)	(1,024)	(310)
Net unrealized gain (loss) on investments	1,105	19,726	(27,045)
Net earnings (loss)	5,707	30,500	(14,665)

Distributions to stockholders:
From net investment income	(11,640)	(11,640)	(11,630)

Capital transactions:
Contribution for taxes waived (see note 8)	—	—	(11)
Net increase (decrease) in net assets from capital transactions	—	—	(11)
Net increase (decrease) in net assets	(5,933)	18,860	(26,306)

Net assets beginning of period	136,789	117,929	144,235
Net assets end of period	$130,856	$136,789	$117,929

Undistributed net investment income included in net assets	$1,153	$1,718	$1,193
Common shares outstanding	10,000	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net increase (decrease) in stockholders' equity resulting from operations	$5,707	$30,500	$(14,665)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
Net realized loss on investments	6,037	1,024	310
Net change in unrealized (gain) loss on investments	(1,105)	(19,726)	27,056
Accretion of CLO interest income	(6,243)	(6,782)	(7,330)
Net amortization of premium/discount on loans	(293)	(285)	(82)
Amortization of deferred financing costs	92	92	341
Purchase of investments	(154,587)	(94,267)	(106,982)
Proceeds from dispositions of investments	171,823	104,220	134,342
Changes in operating assets and liabilities:
Receivable for investments sold	(52)	824	(113)
Payable for investments purchased	2,211	6,765	1,211
Interest receivable	110	(196)	121
Prepaid expenses and other assets	(436)	(54)	32
Receivable from affiliate	298	(64)	(70)
Management fee payable	(1,552)	1,510	(41)
Interest payable	2	(18)	(28)
Taxes payable	(47)	(161)	187
Payable to affiliate	(142)	(61)	5
Other liabilities and accrued expenses	178	(60)	19
Net cash provided by operating activities	22,001	23,261	34,313
Cash Flows from Financing Activities:
Distributions to stockholders	(11,640)	(11,640)	(13,560)
Proceeds from revolving credit facility	83,100	59,600	81,400
Payments on revolving credit facility	(100,500)	(64,900)	(101,200)
Deferred financing costs	—	—	(236)
Net cash used in financing activities	(29,040)	(16,940)	(33,596)
Net increase (decrease) in cash and cash equivalents	(7,039)	6,321	717
Cash and cash equivalents at beginning of period	8,795	2,474	1,757
Cash and cash equivalents at end of period	$1,756	$8,795	$2,474
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$3,164	$2,580	$2,431
Cash paid for income taxes	$—	$79	$30
Distributions to stockholders declared and payable during the period	$11,640	$11,640	$11,630
Supplemental disclosure of non-cash financing activity:
Contribution for taxes waived	$—	$—	$(11)

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2017
(dollar amounts in thousands)

Description (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —130.6% of Net Assets (5)
1A Smart Start LLC (6) (7)	2/21/2022	6.19%	L+ 4.50	1%	Electronics/electric	$753	$751	$754
24 Hour Fitness Worldwide, Inc.	5/28/2021	5.44%	L+ 3.75	1%	Leisure goods/activities/movies	1,932	1,928	1,937
Academy, Ltd.	7/1/2022	5.57%	L+ 4.00	1%	Retailers (except food and drug)	895	807	709
Acosta, Inc.	9/26/2021	4.82%	L+ 3.25	1%	Business equipment and services	2,425	2,401	2,142
Acrisure, LLC	11/22/2023	5.65%	L+ 4.25	1%	Banking, Finance & Insurance	330	329	334
Advanced Integration Technology LP (6)	4/3/2023	6.32%	L+ 4.75	1%	Industrial Equipment	1,985	1,985	2,000
Aegis Toxicology Sciences Corporation	2/24/2021	6.17%	L+ 4.50	1%	Health Care	1,608	1,603	1,558
Air Medical Group Holdings, Inc.	4/28/2022	4.94%	L+ 3.25	1%	Health Care	1,950	1,953	1,946
Air Medical Group Holdings, Inc.	4/28/2022	5.67%	L+ 4.00	1%	Health Care	496	494	497
Albertson's LLC	12/21/2022	4.67%	L+ 3.00	0.75%	Food/drug retailers	980	961	962
American Residential Services, LLC	6/30/2022	5.57%	L+ 4.00	1%	Ecological services and equipment	1,980	1,975	1,987
American Tire Distributors, Inc.	9/1/2021	5.82%	L+ 4.25	1%	Retailers (except food and drug)	956	953	964
AqGen Ascensus, Inc.	12/5/2022	5.69%	L+ 4.00	1%	Financial Intermediaries	1,719	1,675	1,728
Arctic Glacier U.S.A., Inc.	3/20/2024	5.82%	L+ 4.25	1%	Food Products	993	988	1,005
Ardent Legacy Acquisitions, Inc.	8/4/2021	7.07%	L+ 5.50	1%	Health Care	321	319	322
Argon Medical Devices, Inc. (7)	10/27/2024	5.25%	L+ 4.25	1%	Health Care	1,500	1,493	1,512
AssuredPartners, Inc.	10/22/2024	5.07%	L+ 3.50	—%	Insurance	1,327	1,327	1,337
BCP Raptor, LLC	6/24/2024	5.73%	L+ 4.25	1%	Energy	1,095	1,071	1,101
BCPE Eagle Buyer LLC (6)	3/16/2024	5.82%	L+ 4.25	1%	Health Care	1,290	1,278	1,264
Big Jack Holdings LP (6)	4/5/2024	5.57%	L+ 4.00	1%	Food/drug retailers	1,858	1,850	1,865
BJ's Wholesale Club, Inc.	2/3/2024	4.95%	L+ 3.50	1%	Food/drug retailers	1,894	1,891	1,866
Blackboard, Inc.	6/30/2021	6.35%	L+ 5.00	1%	Electronics/electric	2,387	2,387	2,369
Brand Energy & Infrastructure Services, Inc.	6/21/2024	5.61%	L+ 4.25	1%	Oil and Gas	2,483	2,459	2,495
Calceus Acquisition, Inc.	1/31/2020	5.57%	L+ 4.00	1%	Clothing/Textiles	2,286	2,289	2,143
Catalina Marketing Corporation	4/9/2021	5.07%	L+ 3.50	1%	Business equipment and services	2,388	2,387	1,883
CB Poly Investments, LLC	8/16/2023	6.32%	L+ 4.75	1%	Clothing/Textiles	1,731	1,719	1,745
Central Security Group, Inc.	10/6/2021	7.19%	L+ 5.63	1%	Electronics/electric	1,995	2,009	2,005
Charter NEX US, Inc.	5/16/2024	4.82%	L+ 3.25	1%	Manufacturing	597	594	599
CIBT Global, Inc.	6/1/2024	5.44%	L+ 3.75	1%	Service & Equipment	995	993	1,000
Comfort Holding, LLC	2/5/2024	6.18%	L+ 4.75	1%	Home Furnishings	2,252	2,240	2,056
CT Technologies Intermediate Holdings, Inc.	12/1/2021	5.82%	L+ 4.25	1%	Electronics/electric	488	486	487
DiversiTech Holdings, Inc.	6/3/2024	5.20%	L+ 3.50	1%	Industrials	1,990	1,985	2,002
DJO Finance LLC	6/8/2020	4.59%	L+ 3.25	1%	Health Care	992	976	981
DTI Holdco, Inc.	10/2/2023	6.63%	L+ 5.25	1%	Electronics/electric	742	741	742
Dynacast International LLC	1/28/2022	4.94%	L+ 3.25	1%	Industrial Equipment	531	531	535
Eastern Power, LLC	10/2/2023	5.32%	L+ 3.75	1%	Utilities	1,885	1,876	1,904
ECi Software Solutions, Inc.	9/27/2024	5.94%	L+ 4.25	1%	Technology	1,496	1,482	1,511
EIG Investors Corp. (3)	2/9/2023	5.46%	L+ 4.00	1%	Electronics/electric	2,244	2,238	2,261
Epicor Software Corporation	6/1/2022	5.32%	L+ 3.75	1%	Electronics/electric	1,949	1,936	1,956

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2017
(dollar amounts in thousands)

Description (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —130.6% of Net Assets (5)
ExamWorks Group, Inc.	7/27/2023	4.82%	L+ 3.25	1%	Business equipment and services	$988	$991	$995
Fairmount Santrol Inc.	11/1/2022	7.69%	L+ 6.00	1%	Nonferrous metals/minerals	1,811	1,785	1,837
FHC Health Systems, Inc.	12/23/2021	5.57%	L+ 4.00	1%	Health Care	1,477	1,461	1,449
Flexera Software LLC	4/2/2020	5.07%	L+ 3.50	1%	Electronics/electric	993	993	999
Genesys Telecommunications Laboratories, Inc	12/1/2023	5.44%	L+ 3.75	—%	Business equipment and services	496	490	500
Go Wireless Inc. (7)	12/24/2024	7.50%	L+ 6.50	1%	Telecommunications	1,469	1,454	1,458
HGIM Corp. (6) (10)	6/18/2020	7.75%	L+ 3.50	1%	Surface transport	1,444	1,449	570
Hummel Station LLC (6)	10/27/2022	7.57%	L+ 6.00	1%	Energy	2,000	1,883	1,900
Hyland Software, Inc.	7/1/2022	4.82%	L+ 3.25	1%	Electronics/electric	2,440	2,425	2,460
IBC Capital Limited (3)	9/9/2021	5.29%	L+ 3.75	1%	Business equipment and services	987	980	989
Immucor, Inc.	6/15/2021	6.57%	L+ 5.00	1%	Conglomerates	2,488	2,465	2,533
Indra Holdings Corp.	5/1/2021	5.63%	L+ 4.25	1%	Clothing/Textiles	1,185	1,180	701
Infoblox Inc.	11/7/2023	6.57%	L+ 5.00	1%	Electronics/electric	1,920	1,894	1,935
Informatica Corporation	8/5/2022	5.19%	L+ 3.50	1%	Electronics/electric	1,928	1,925	1,937
Information Resources, Inc.	1/18/2024	5.62%	L+ 4.25	1%	Business equipment and services	2,413	2,403	2,429
Innovative XCessories & Services LLC (6) (7)	11/29/2022	6.21%	L+ 4.75	1%	Automotive	1,997	1,987	2,022
IPC Corp. (6)	8/6/2021	5.88%	L+ 4.50	1%	Telecommunications	1,459	1,455	1,433
JAGGAER, Inc. (6) (7)	12/21/2024	5.00%	L+ 4.00	1%	Technology	2,500	2,487	2,494
Jazz Acquisition, Inc.	6/19/2021	5.19%	L+ 3.50	1%	Aerospace and Defense	1,932	1,935	1,891
JC Penney Co Inc (3)	6/23/2023	5.73%	L+ 4.25	1%	Retailers (except food and drug)	731	734	686
Jo-Ann Stores, Inc.	10/20/2023	6.55%	L+ 5.00	1%	Retailers (except food and drug)	564	555	545
KEMET Corporation (3), (6)	4/26/2024	7.57%	L+ 6.00	1%	Electronics	2,712	2,678	2,742
Kingpin Intermediate Holdings LLC (6)	7/3/2024	5.73%	L+ 4.25	1%	Service & Equipment	871	867	881
Kronos Acquisition Intermediate Inc.	8/26/2022	6.17%	L+ 4.50	1%	Cosmetics/Toiletries	711	699	717
Kronos Incorporated (3)	11/1/2023	4.90%	L+ 3.50	1%	Electronics/electric	2,277	2,270	2,295
LANDesk Software Group, Inc.	1/20/2024	5.82%	L+ 4.25	1%	Electronics/electric	2,583	2,567	2,463
Learning Care Group (US) No. 2 Inc. (6)	5/5/2021	5.33%	L+ 4.00	1%	Business equipment and services	987	987	994
Legalzoom.com, Inc. (6)	11/21/2024	5.94%	L+ 4.50	1%	Technology	1,931	1,912	1,936
Liberty Cablevision of Puerto Rico LLC	1/7/2022	4.86%	L+ 3.50	1%	Cable and Satellite Television	1,000	995	973
LSF9 Atlantis Holdings LLC	5/1/2023	7.36%	L+ 6.00	1%	Telecommunications/Cellular Communications	2,095	2,094	2,106
MB Aerospace Holdings II Corp. (7)	12/28/2024	5.00%	L+ 4.00	1%	Aerospace and Defense	2,000	1,990	2,005
McGraw-Hill Global Education Holdings, LLC	5/4/2022	5.57%	L+ 4.00	1%	Publishing	1,976	1,966	1,977
Meter Readings Holdings, LLC (6)	8/29/2023	7.23%	L+ 5.75	1%	Electronics/electric	658	650	662
Mirion Technologies, Inc.	3/31/2022	6.44%	L+ 4.75	1%	Utilities	1,985	1,987	1,985
MND Holdings III Corp (6)	6/19/2024	5.44%	L+ 3.75	1%	Consumer Products	1,791	1,783	1,804
Mohegan Tribal Gaming Authority	10/13/2023	5.57%	L+ 4.00	1%	Lodging and Casinos	1,489	1,508	1,504
Murray Energy Corporation	4/16/2020	8.94%	L+ 7.25	1%	Nonferrous metals/minerals	986	954	872

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2017
(dollar amounts in thousands)

Description (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —130.6% of Net Assets (5)
Navicure, Inc. (6)	11/1/2024	5.11%	L+ 3.75	1%	Health Care	$2,000	$1,990	$2,000
Navitas Midstream Midland Basin, LLC (6)	12/13/2024	5.98%	L+ 4.50	1%	Oil and Gas	2,000	1,990	2,008
NFP Corp	1/8/2024	4.85%	L+ 3.50	1%	Diversified Insurance	2,475	2,464	2,491
nThrive, Inc.	10/20/2022	6.07%	L+ 4.50	1%	Health Care	1,980	1,980	1,987
Oak Parent, Inc. (6)	10/26/2023	6.07%	L+ 4.50	1%	Clothing/Textiles	1,335	1,326	1,274
Omnitracs, LLC	11/25/2020	5.45%	L+ 3.75	1%	Electronics/electric	982	971	992
Onex Carestream Finance LP	6/7/2019	5.69%	L+ 4.00	1%	Health Care	771	772	773
Optiv Inc.	2/1/2024	4.63%	L+ 3.25	1%	Business equipment and services	1,034	1,032	968
PAE Holding Corporation	10/20/2022	7.12%	L+ 5.50	1%	Aerospace and Defense	543	534	547
Patterson Medical Supply, Inc. (6)	8/29/2022	6.23%	L+ 4.75	1%	Health Care	1,997	1,975	1,918
PetSmart, Inc.	3/11/2022	4.57%	L+ 3.00	1%	Retailers (except food and drug)	483	481	385
Plaskolite, LLC (6)	11/3/2022	5.69%	L+ 4.00	1%	Chemical/plastics	1,397	1,392	1,408
Plaze, Inc.	7/31/2022	5.19%	L+ 3.50	1%	Chemical/plastics	818	817	826
Pregis Holding I Corporation	5/20/2021	5.19%	L+ 3.50	1%	Chemical/plastics	1,344	1,330	1,350
Presidio, Inc.	2/2/2022	4.59%	L+ 3.25	1%	Electronics/electric	1,050	1,050	1,055
PrimeLine Utility Services LLC	11/14/2022	6.88%	L+ 5.50	1%	Utilities	1,095	1,088	1,102
Project Alpha Intermediate Holding, Inc.	4/26/2024	5.04%	L+ 3.50	1%	Technology	1,756	1,748	1,721
Renaissance Learning, Inc.	4/9/2021	5.44%	L+ 3.75	1%	Electronics/electric	1,911	1,911	1,926
Serta Simmons Bedding, LLC	11/8/2023	4.84%	L+ 3.50	1%	Home Furnishings	1,985	1,977	1,827
SMS System Maintenance Services, Inc.	10/30/2023	6.57%	L+ 5.00	1%	Business equipment and services	1,980	1,971	1,703
Solera, LLC (3)	3/3/2023	4.82%	L+ 3.25	1%	Electronics/electric	939	928	946
StandardAero Aviation Holdings, Inc.	7/7/2022	5.32%	L+ 3.75	1%	Aerospace and Defense	1,154	1,149	1,165
Sterigenics-Nordion Holdings, LLC	5/15/2022	4.57%	L+ 3.00	1%	Health Care	887	881	887
Strategic Partners Acquisition Corp. (6)	6/30/2023	6.07%	L+ 4.50	1%	Clothing/Textiles	1,910	1,910	1,922
Summit Midstream Partners Holdings, LLC (3)	5/13/2022	7.57%	L+ 6.00	1%	Oil and Gas	563	558	574
Syniverse Holdings, Inc	4/23/2019	4.57%	L+ 3.00	1%	Telecommunications	1,464	1,451	1,442
TCH-2 Holdings, LLC	5/6/2021	5.57%	L+ 4.00	1%	Electronics/electric	538	525	542
The Edelman Financial Center, LLC	11/11/2024	5.65%	L+ 4.25	1%	Banking, Finance & Insurance	1,538	1,535	1,559
Thermasys Corp.	5/3/2019	5.35%	L+ 4.00	1.25%	Industrial Equipment	429	429	405
TIBCO Software Inc	12/4/2020	5.07%	L+ 3.50	1%	Business equipment and services	1,486	1,497	1,492
Traverse Midstream Partners LLC	9/21/2024	5.85%	L+ 4.00	1%	Oil and Gas	1,495	1,488	1,517
Tricorbraun Holdings, Inc.	11/30/2023	5.39%	L+ 3.75	1%	Containers and Glass Products	900	916	899
Tricorbraun Holdings, Inc.	11/30/2023	5.44%	L+ 3.75	—%	Containers and Glass Products	91	91	91
Truck Hero, Inc.	4/22/2024	5.64%	L+ 4.00	1%	Automotive	2,633	2,612	2,637
Turbocombustor Technology, Inc. (6)	12/2/2020	5.83%	L+ 4.50	1%	Aerospace and Defense	3,360	3,346	3,310
U.S. Renal Care, Inc.	12/30/2022	5.94%	L+ 4.25	1%	Health Care	490	486	484
University Support Services LLC	7/6/2022	5.82%	L+ 4.25	1%	Health Care	1,133	1,133	1,148
Vantage Specialty Chemicals, Inc.	10/28/2024	5.37%	L+ 4.00	1%	Chemical/plastics	671	668	677
Veritas US Inc. (3)	1/27/2023	6.19%	L+ 4.50	1%	Electronics/electric	1,983	1,944	1,990

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2017
(dollar amounts in thousands)

Description (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —130.6% of Net Assets (5)
VF Holding Corp.	6/30/2023	4.82%	L+ 3.25	1%	Insurance	$1,039	$1,035	$1,048
WP CPP Holdings, LLC	12/28/2019	4.88%	L+ 3.50	1%	Aerospace and Defense	2,383	2,382	2,388
YI, LLC (6)	11/7/2024	5.69%	L+ 4.00	1%	Health Care	1,423	1,416	1,421
YI, LLC (6) (9)	11/7/2024	5.00%	L+ 4.00	1%	Health Care	553	(3)	(1)
Total First Lien Floating Rate Loans						$174,990	$173,374	$170,947
Second Lien Floating Rate Loans —11% of Net Assets (5)
Advantage Sales & Marketing Inc.	7/25/2022	7.88%	L+ 6.50	1%	Business equipment and services	$1,000	$995	$940
Albany Molecular Research, Inc. (7)	8/30/2025	8.57%	L+ 7.00	1%	Health Care	3,002	3,055	2,961
Almonde Inc (3)	6/13/2025	8.73%	L+ 7.25	1%	Technology	609	603	612
Anchor Glass Container Corporation	12/7/2024	9.18%	L+ 7.75	1%	Containers and Glass Products	500	496	507
Applied Systems, Inc.	9/19/2025	8.69%	L+ 7.00	1%	Technology	344	344	357
Asurion, LLC	8/4/2025	7.57%	L+ 6.00	—%	Diversified Insurance	567	567	583
BJ's Wholesale Club, Inc.	2/3/2025	8.95%	L+ 7.50	1%	Food/drug retailers	845	825	827
CH Hold Corp. (6)	2/3/2025	8.82%	L+ 7.25	1%	Automotive	149	148	152
Checkout Holding Corp.	4/11/2022	8.32%	L+ 6.75	1%	Business equipment and services	1,000	1,001	415
Del Monte Foods, Inc. (3)	8/18/2021	9.06%	L+ 7.25	1%	Food Products	1,500	1,499	703
Hyland Software Inc.	7/7/2025	8.57%	L+ 7.00	0.75%	Electronics/electric	298	297	306
Jazz Acquisition, Inc.	6/19/2022	8.44%	L+ 6.75	1%	Aerospace and Defense	1,250	1,254	1,182
Navicure, Inc. (6)	10/31/2025	8.86%	L+ 7.50	1%	Health Care	500	495	504
NVA Holdings, Inc.	8/14/2022	8.69%	L+ 7.00	1%	Health Care	1,500	1,506	1,512
Optiv Inc.	1/31/2025	8.63%	L+ 7.25	1%	Business equipment and services	444	442	401
ProAmpac PG Borrower LLC	11/18/2024	9.94%	L+ 8.50	1%	Containers and Glass Products	500	494	510
Ranpak Corp. (6)	10/3/2022	8.75%	L+ 7.25	1%	Containers and Glass Products	840	840	836
Solenis International, L.P.	7/31/2022	8.23%	L+ 6.75	1%	Chemical/plastics	500	499	480
Vantage Specialty Chemicals, Inc. (6)	10/27/2025	9.62%	L+ 8.25	1%	Chemical/plastics	125	123	123
WP CPP Holdings, LLC	4/30/2021	9.13%	L+ 7.75	1%	Aerospace and Defense	493	498	490
Total Second Lien Floating Rate Loans						$15,966	$15,981	$14,401
CLO Equity —33.5% of Net Assets
AMMC CLO 21, Subordinated Notes (3) (4) (6)	11/2/2030	12.22%				$2,750	$2,548	$2,527
Apidos CLO XIV, Income Notes (3) (4) (6)	4/15/2025	—%				5,900	1,342	295
Apidos CLO XVIII, Income Notes (3) (4) (6)	7/22/2026	6.71%				2,500	1,696	1,439
Apidos CLO XXVII, Income Notes (3) (4) (6)	7/17/2030	10.23%				5,000	4,630	4,446
Ares XXIX CLO Ltd., Subordinated Notes (3) (4) (6)	4/17/2026	6.68%				4,750	3,237	2,305
Avery Point II CLO, Income Notes (3) (4) (6)	7/17/2025	7.53%				3,200	1,669	373
Babson 2015-1, Income Notes (3) (4) (6)	4/20/2027	14.58%				2,500	1,844	1,359
Betony CLO, Ltd., Subordinated Notes (3) (4) (6)	4/15/2027	5.69%				2,500	1,785	972
Carlyle Global Market Strategies CLO 2015-3, LTD., Subordinated Notes (3) (4) (6)	7/28/2028	10.54%				3,000	2,253	2,308

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2017
(dollar amounts in thousands)

Description (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity (continued) —33.5% of Net Assets
Carlyle Global Market Strategies CLO 2017-3, LTD., Subordinated Notes (3) (4) (6)	7/20/2029	9.76%				$2,000	$1,889	$1,860
Cent CLO 18 Limited, Subordinated Notes (3) (4) (6)	7/23/2025	15.53%				4,675	3,133	2,478
Cent CLO 19 Limited, Subordinated Notes (3) (4) (6)	10/29/2025	14.40%				2,750	2,042	1,622
Dryden 30 Senior Loan Fund, Subordinated Notes (3) (4) (6)	11/15/2028	20.74%				2,500	1,379	1,729
Dryden 30A Senior Loan Fund, Subordinated Notes (3) (4) (6)	11/15/2028	19.86%				250	126	173
Dryden 38 Senior Loan Fund, Subordinated Notes (3) (4) (6)	7/15/2027	9.14%				3,000	2,318	2,219
Galaxy XVI CLO, Ltd., Subordinated Notes (3) (4) (6)	11/16/2025	9.08%				2,750	1,717	1,238
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3) (4) (6)	10/20/2029	14.93%				1,401	813	799
Magnetite VIII, Limited, Subordinated Notes (3) (4) (6)	4/15/2026	7.90%				3,000	2,140	1,710
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3) (4) (6)	10/15/2029	16.20%				3,410	1,898	1,794
Octagon Investment Partners XX, Ltd., Subordinated Notes (3) (4) (6)	8/12/2026	7.73%				2,500	1,711	1,213
OZLM XIX, Subordinated Notes (3) (4) (6)	11/22/2030	11.68%				1,500	1,364	1,351
OZLM XXI, Subordinated Notes (3) (4) (6) (7)	1/20/2031	11.47%				1,750	1,584	1,584
Venture XVIII CLO, Subordinated Notes (3) (4) (6)	10/15/2029	15.31%				1,750	1,223	1,205
Voya 2017-2A, Subordinated Notes (3) (4) (6)	6/7/2030	9.91%				2,000	1,877	1,847
Voya CLO 2017-4, Subordinated Notes (3) (4) (6)	10/15/2030	10.95%				2,270	2,245	2,175
Wind River CLO 2014-1, Ltd. (3) (4) (6)	4/18/2026	9.03%				5,050	3,410	2,807
Total CLO Equity						$74,656	$51,873	$43,828
Common Equity —0% of Net Assets
Ameriforge Group Inc., Common Equity (1,570 shares) (6), (11),						$2	$—	$64
Total Common Equity						$2	$—	$64
Warrants —0.0% of Net Assets
Ameriforge Group Inc., Warrants (4,984 shares) (6), (11)						$5	$—	$—
Total Warrants						$5	$—	$—
Total Non-Control/Non-Affiliate Investments —175.2% of Net Assets (8)						$265,619	$241,228	$229,240
Liabilities in Excess of Other Assets — (75.2%) of Net Assets								(98,384)
Net Assets — 100.0%								$130,856

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of December 31, 2017. For each CLO investment we have provided the yield as of December 31, 2017 determined using the effective interest method that will be applied to the current amortized cost of the investment in the following quarter. See “Note 2 - Significant Accounting Policies” to the consolidated financial statements regarding the recognition of investment income on CLOs.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2017
(dollar amounts in thousands)

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2017, qualifying assets represented 75% of total assets at fair value.

(4)
These securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers.

(5)
All first lien floating rate loans and second lien floating rate loans are held at ACSF Funding I, LLC (“ACSF Funding”), a wholly owned special purpose financing vehicle, and are pledged as collateral for a secured revolving credit facility (see “Note 7 - Debt”).

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)	All or a portion of this position has not settled as of December 31, 2017.

(8)
Net estimated unrealized loss for federal income tax purposes was $14,148 as of December 31, 2017 based on a tax cost of $243,388. Estimated aggregate gross unrealized loss for federal income tax purposes as of December 31, 2017 is $16,155; estimated aggregate gross unrealized gain for federal income tax purposes as of December 31, 2017 was $2,007.

(9)	Debt investment has an unfunded loan commitment of $553.3 (See “Note 11 - Commitments and Contingencies”).

(10)	Investment was placed on non-accrual status as of December 31, 2017.

(11)	Non-income producing.

(12)
All of the Company’s portfolio company investments, which as of December 31, 2017 represented 175.2% of the Company’s net assets or 97.7% of the Company’s total assets, were subject to legal restrictions on sales.

.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016
( dollar amounts in thousands)

Description (13)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans — 137.5% of Net Assets
24 Hour Fitness Worldwide, Inc. (5)	5/28/2021	4.75%	L+ 3.75	1.00%	Hotels, Restaurants & Leisure	$1,952	$1,947	$1,937
Acosta, Inc. (5)	9/26/2021	4.25%	L+ 3.25	1.00%	Media	2,450	2,420	2,396
ADMI Corp. (5)	4/29/2022	5.25%	L+ 4.25	1.00%	Health Care Providers & Services	1,534	1,531	1,549
Aegis Toxicology Sciences Corporation (5)	2/24/2021	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,625	1,618	1,550
Agrofresh Inc. (3), (5)	7/31/2021	5.75%	L+ 4.75	1.00%	Chemicals	641	639	594
Air Medical Group Holdings, Inc. (5)	4/28/2022	4.25%	L+ 3.25	1.00%	Health Care Providers & Services	1,970	1,974	1,970
Albertson’s LLC (5)	12/21/2022	4.25%	L+ 3.25	0.75%	Food & Staples Retailing	988	965	1,002
AlixPartners, LLP (5)	7/28/2022	4.00%	L+ 3.00	1.00%	Diversified Financial Services	980	978	990
Alliant Holdings Intermediate, LLC (5)	8/12/2022	5.25%	L+ 4.00	1.00%	Insurance	497	493	503
Alliant Holdings Intermediate, LLC (5)	8/12/2022	4.75%	L+ 3.50	1.00%	Insurance	1,034	1,032	1,042
Allied Universal Holdco LLC (5), (8)	7/28/2022	5.50%	L+ 4.50	1.00%	Commercial Services & Supplies	84	82	86
Allied Universal Holdco LLC (5)	7/28/2022	5.50%	L+ 4.50	1.00%	Commercial Services & Supplies	832	824	841
Altice France S.A. (3), (5)	1/15/2024	5.14%	L+ 4.25	0.75%	Media	1,492	1,479	1,515
American Tire Distributors, Inc. (5)	9/1/2021	5.25%	L+ 4.25	1.00%	Distributors	966	962	965
Amneal Pharmaceuticals LLC (5)	11/1/2019	4.50%	L+ 3.50	1.00%	Pharmaceuticals	982	982	986
AmWINS Group, LLC (5)	9/6/2019	4.75%	L+ 3.75	1.00%	Insurance	2,904	2,913	2,940
Anchor Glass Container Corporation (5)	12/7/2023	4.25%	L+ 3.25	1.00%	Containers & Packaging	1,722	1,713	1,739
APLP Holdings Limited Partnership (3), (5)	4/13/2023	6.00%	L+ 5.00	1.00%	Independent Power and Renewable Electricity Producers	457	445	464
AqGen Ascensus, Inc. (5)	12/5/2022	5.50%	L+ 4.50	1.00%	Capital Markets	1,486	1,433	1,488
Aquilex LLC (5)	12/31/2020	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	906	905	889
Ardent Legacy Acquisitions, Inc. (5)	8/4/2021	6.50%	L+ 5.50	1.00%	Health Care Providers & Services	329	327	328
Arnhold and S. Bleichroeder Holdings, Inc. (5)	12/1/2022	5.00%	L+ 4.00	0.75%	Capital Markets	707	695	715
Ascend Learning, LLC (5)	7/31/2019	5.50%	L+ 4.50	1.00%	Diversified Consumer Services	581	580	586
Asurion, LLC (5)	8/4/2022	5.00%	L+ 4.00	1.00%	Commercial Services & Supplies	2,144	2,125	2,176
Avaya Inc. (5)	5/29/2020	6.25%	L+ 5.25	1.00%	Software	1,484	1,256	1,294
Bass Pro Shops (5)	12/15/2023	5.97%	L+ 5.00	0.75%	Specialty Retail	1,000	990	992
BJ’s Wholesale Club, Inc. (5)	9/26/2019	4.50%	L+ 3.50	1.00%	Food & Staples Retailing	1,424	1,424	1,439
Blackboard Inc. (5)	6/30/2021	6.00%	L+ 5.00	1.00%	Software	2,411	2,411	2,434
BWay Intermediate Company, Inc. (5)	8/14/2023	4.75%	L+ 3.75	1.00%	Containers & Packaging	2,344	2,330	2,355
C.H.I. Overhead Doors, Inc. (5)	7/29/2022	4.50%	L+ 3.50	1.00%	Building Products	665	662	667
Calceus Acquisition, Inc. (5)	1/31/2020	5.00%	L+ 4.00	1.00%	Textiles, Apparel & Luxury Goods	2,313	2,319	2,030
Candy Intermediate Holdings, Inc. (5)	6/15/2023	5.50%	L+ 4.50	1.00%	Food Products	1,791	1,789	1,807
Carecore National, LLC (5)	3/5/2021	5.50%	L+ 4.50	1.00%	Health Care Providers & Services	1,999	1,999	1,971
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016
(dollar amounts in thousands)

Description (13)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) — 137.5% of Net Assets
Omnitracs, LLC (5)	11/25/2020	4.75%	L+ 3.75	1.00%	Internet Software & Services	$992	$977	$1,002
Onex Carestream Finance LP (5)	6/7/2019	5.00%	L+ 4.00	1.00%	Health Care Equipment & Supplies	1,610	1,613	1,568
Opal Acquisition, Inc. (5)	11/27/2020	5.00%	L+ 4.00	1.00%	Health Care Providers & Services	2,899	2,885	2,776
Ortho-Clinical Diagnostics Holdings Luxembourg S.À R.L. (3), (5)	6/30/2021	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	2,445	2,392	2,432
PAE Holding Corporation (5)	10/20/2022	6.50%	L+ 5.50	1.00%	Aerospace & Defense	571	560	577
Peabody Energy Corporation (3), (5), (9)	9/24/2020	4.25%	L+ 3.25	1.00%	Oil, Gas & Consumable Fuels	771	647	755
PetSmart, Inc. (5)	3/11/2022	4.00%	L+ 3.00	1.00%	Specialty Retail	488	485	490
Plaskolite, LLC (5)	11/3/2022	5.75%	L+ 4.75	1.00%	Chemicals	920	914	924
Plaze, Inc. (5)	7/31/2022	5.25%	L+ 4.25	1.00%	Chemicals	824	823	828
PODS, LLC (5)	2/2/2022	4.50%	L+ 3.50	1.00%	Road & Rail	992	982	1,004
Power Buyer, LLC (5)	5/6/2020	4.25%	L+ 3.25	1.00%	Construction & Engineering	993	992	996
Presidio, Inc. (5)	2/2/2022	5.25%	L+ 4.25	1.00%	IT Services	1,281	1,281	1,297
Press Ganey Holdings, Inc. (5)	10/23/2023	4.25%	L+ 3.25	1.00%	Health Care Technology	400	398	403
PrimeLine Utility Services LLC (5)	11/14/2022	6.50%	L+ 5.50	1.00%	Construction & Engineering	1,107	1,098	1,111
ProAmpac PG Borrower LLC (5)	11/20/2023	5.00%	L+ 4.00	1.00%	Containers & Packaging	450	446	456
Quest Software US Holdings Inc. (5)	10/31/2022	7.00%	L+ 6.00	1.00%	Software	2,000	1,986	2,030
Quikrete Holdings, Inc. (5)	11/15/2023	4.00%	L+ 3.25	0.75%	Building Products	1,000	995	1,011
Rackspace Hosting, Inc. (5)	11/3/2023	4.50%	L+ 3.50	1.00%	Internet Software & Services	500	500	507
Ravago Holdings America, Inc. (5)	7/13/2023	5.00%	L+ 4.00	1.00%	Trading Companies & Distributors	498	493	504
Renaissance Learning, Inc. (5)	4/9/2021	4.50%	L+ 3.50	1.00%	Software	1,945	1,944	1,954
RGIS Services, LLC (5)	10/18/2017	5.50%	L+ 4.25	1.25%	Commercial Services & Supplies	1,506	1,504	1,393
Riverbed Technology, Inc. (5)	4/25/2022	4.25%	L+ 3.25	1.00%	Communications Equipment	1,975	1,975	1,992
Road Infrastructure Investment Holdings, Inc. (5)	6/13/2023	5.00%	L+ 4.00	1.00%	Chemicals	800	798	808
Scientific Games International, Inc. (3), (5)	10/1/2021	6.00%	L+ 5.00	1.00%	Hotels, Restaurants & Leisure	978	971	991
Sears Roebuck Acceptance Corp. (3), (5)	6/30/2018	5.50%	L+ 4.50	1.00%	Multiline Retail	977	970	940
Securus Technologies Holdings, Inc. (5)	4/30/2020	4.75%	L+ 3.50	1.25%	Diversified Telecommunications Services	1,866	1,850	1,859
Serta Simmons Bedding, LLC (5)	11/8/2023	4.50%	L+ 3.50	1.00%	Household Durables	2,000	1,990	2,025
Shearer’s Foods, LLC (5)	6/30/2021	5.25%	L+ 4.25	1.00%	Food Products	495	491	497
Solera, LLC (3), (5)	3/3/2023	5.75%	L+ 4.75	1.00%	Software	496	483	504
Sterigenics-Nordion Holdings, LLC (5)	5/16/2022	4.25%	L+ 3.25	1.00%	Life Sciences Tools & Services	895	888	902
STS Operating, Inc. (5)	2/12/2021	4.75%	L+ 3.75	1.00%	Trading Companies & Distributors	1,906	1,914	1,849
Surgery Center Holdings, Inc. (3), (5)	11/3/2020	4.75%	L+ 3.75	1.00%	Health Care Providers & Services	1,960	1,954	1,980
Syniverse Holdings, Inc. (5)	4/23/2019	4.00%	L+ 3.00	1.00%	Wireless Telecommunication Services	1,466	1,444	1,288

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

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of December 31, 2016. For each CLO investment we have provided the accounting yield as of December 31, 2016 determined using the effective interest method. See “Note 2 - Significant Accounting Policies” to the consolidated financial statements regarding the recognition of investment income on CLOs.

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

(6)	Assets are held at ACSF Funding and are pledged as collateral for a secured revolving credit facility (see “Note 7 - Debt”).

(7)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(8)	All or a portion of this position has not settled as of December 31, 2016.

(9)	Debt investment has an unfunded loan commitment of $81.5.

(10)	Investment has been placed on non-accrual status as of December 31, 2016.

(11)	Common equity is non-income producing.

(12)
Net estimated unrealized loss for federal income tax purposes was $14,993 as of December 31, 2016 based on a tax cost of $259,864. Estimated aggregate gross unrealized loss for federal income tax purposes as of December 31, 2016 was $17,211; estimated aggregate gross unrealized gain for federal income tax purposes as of December 31, 2016 was $2,218.

(13)
All of the Company’s portfolio company investments, which as of December 31, 2016 represented 179.0% of the Company’s net assets or 95.2% of the Company’s total assets, were subject to legal restrictions on sales.

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Note 1. Organization

American Capital Senior Floating, Ltd. (which is referred to as “ACSF”, “we”, “us” and “our”) was organized in February 2013 as a Maryland corporation and commenced operations on October 15, 2013. We are structured as an externally managed, diversified closed-end investment management company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “1940 Act”) and to be taxed as a regulated investment company (“RIC”), as defined in Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

In November 2013, we formed a wholly owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company (“ACSF Funding”).

On January 3, 2017, Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”), a wholly owned portfolio company of Ares Capital Corporation (NASDAQ: ARCC) (“Ares Capital”) was appointed as our new investment adviser pursuant to the Interim Management Agreement (as defined below), and on such date, we entered into the Interim Management Agreement. On May 19, 2017, a new management agreement with IHAM was approved by our stockholders (the “Management Agreement”). Ares Capital is externally managed by Ares Capital Management LLC, a subsidiary of Ares Management, L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to an investment advisory and management agreement. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF.” IHAM is a SEC-registered investment adviser that was registered under the Investment Advisers Act of 1940 on March 30, 2012.

Investment Objective

Our investment objective is to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Manager actively manages our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”), which are commonly referred to as leveraged loans. We also invest in debt and equity tranches of collateralized loan obligations (“CLOs”), which are securitized vehicles collateralized primarily by SFRLs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of SFRL positions previously held by us.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

The consolidated financial statements include our accounts and those of our wholly owned subsidiary, ACSF Funding. Intercompany accounts and transactions have been eliminated in consolidation. The accounts of ACSF Funding are prepared for the same reporting period as ours using consistent accounting policies. Subsequent events are evaluated and disclosed as appropriate for events occurring through the date the consolidated financial statements are issued. The Company has reclassified certain prior period amounts to conform to the current year presentation.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

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

As of December 31, 2017, and 2016, all of our investments were non-control/non-affiliate investments.

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

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or provision in the current year. Determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors, including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially in the next 12 months.

If we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

on investments when it is determined that interest is no longer collectible. As of December 31, 2017, we had one loan on non-accrual status, which represented 0.6% of the total investments at cost and 0.3% of the total investments at fair value. As of December 31, 2016, we had two loans on non-accrual status, which represented 0.4% of the total investments at cost and 0.3% of the total investments at fair value.

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

During the year ended December 31, 2017, we recorded $5.9 million in reductions to the Reference Amount on 12 of our CLO equity investments. During the year ended December 31, 2016, we recorded $1.3 million in reductions to the Reference Amount on four of our CLO equity investments. During the year ended December 31, 2015, we recorded $4.0 million in reductions to the Reference Amount on five of our CLO equity investments.

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

Other General and Administrative Expenses

Other general and administrative expenses include audit and tax fees, legal fees, board of directors’ fees, rent, insurance, IT system costs, custody, transfer agent and other operating expenses. These expenses are recognized as incurred on an accrual basis.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Note 3. Management Agreement

Prior to January 3, 2017, we were managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect wholly owned subsidiary of American Capital, Ltd. (“American Capital”), pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, IHAM was appointed as our new investment adviser. Additionally, on January 3, 2017, we entered into an interim management agreement with our Manager pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was automatically terminated in accordance with its terms as a result of its deemed “assignment” under the 1940 Act, following the acquisition of American Capital by Ares Capital on January 3, 2017. On May 19, 2017, the Management Agreement was approved by our stockholders, and on such date, we entered into the Management Agreement.

The Management Agreement provides that our Manager will be compensated for serving as ACSF’s investment adviser at the same rate as in the Interim Management Agreement and the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter with no incentive fee. For the years ended December 31, 2017, 2016 and 2015, we recognized a management fee of $2,055, $2,045 and $2,236, respectively. The portion of the management fee accrued for the fourth quarter of 2017 remains unpaid and is recorded as a liability on our Consolidated Statement of Assets and Liabilities.

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

Pursuant to the Management Agreement, the services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us, are provided and paid for by our investment adviser. We are responsible for all other expenses of our operations and transactions, including, but not limited to, costs incurred in connection with formation and capital raising activities; transaction costs incident to the acquisition, disposition, financing, hedging and ownership of our and our subsidiaries' investments; diligence costs incurred for prospective investments; expenses incurred in contracting with third parties; external legal, auditing, accounting, consulting, investor relations, portfolio valuation, brokerage and administrative fees and expenses; the compensation and expenses of our directors who are not employees of our Manager or any of its affiliates and the cost of liability insurance to indemnify our directors and officers and the officers and employees of our Manager and its affiliates who provide services to us; the costs associated with our indebtedness; expenses related to the payment of dividends; costs incurred by the Board and personnel of our Manager or its affiliates for travel on our behalf; expenses relating to communications to holders of our securities, including our website, and in complying with the continuous reporting and other requirements of the SEC and other governmental bodies; tax and license fees applicable to us and our subsidiaries; insurance costs incurred by us and our subsidiaries; transfer agent, custodial, trustee, third party loan administration and exchange listing fees; the costs of printing and mailing proxies and reports to our stockholders; the costs of establishing and maintaining our websites; all cost of organizing, modifying or dissolving our company or any subsidiary and costs in preparation of entering into or exiting any business activity; our pro rata portion of costs associated with any computer software, hardware or information technology services that are used by us or our subsidiaries; our pro rata portion of the costs and expenses incurred with respect to market information systems and publications, research publications and materials used by us or our Manager on our behalf; settlement, clearing, trustee, prime brokerage and custodial fees and expenses relating to us and our subsidiaries; the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency (as such costs relate to us), all taxes and license fees and all insurance costs incurred on behalf of us; the costs of administering our equity incentive plans, if any; and our pro rata portion of rent and overhead expenses of our Manager and its affiliates required for our operations and our subsidiaries. Pursuant to the Interim Management Agreement and the Management Agreement, for the year ended December 31, 2017, we recognized $77 of rent and overhead expenses that were reimbursable to our Manager. Pursuant to our Prior Management Agreement, we were responsible for reimbursing our Prior Manager, American Capital and its affiliates, for certain expenses incurred on our behalf. For the years ended December 31, 2016 and 2015, we recognized $778 and $937, respectively, of such expenses that were reimbursable to our Prior Manager.

Beginning in the first quarter of 2017, our Manager voluntarily agreed to be responsible for certain of our 2017 quarterly other operating expenses in excess of a certain percentage of our consolidated net assets, less net unrealized gain or loss, each as determined under GAAP (individually, for each such quarter, a “Voluntary Expense Cap” and collectively, the “Voluntary Expense

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Caps”). The first quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 0.75% of our consolidated net assets less net unrealized gain or loss as of March 31, 2017. The second quarter 2017 Voluntary Expense Cap and third quarter 2017 Voluntary Expense Cap were calculated based on an annual rate of 1.00% of our consolidated net assets less net unrealized gain or loss as of June 30, 2017 and September 30, 2017, respectively. The fourth quarter 2017 Voluntary Expense Cap was calculated based on an annual rate of 1.25% of our consolidated net assets less net unrealized gain or loss as of December 31, 2017. Our Manager has not agreed to be responsible for any of our operating expenses beyond December 31, 2017.

For the year ended December 31, 2017, our Manager was responsible for $673 of our operating expenses as a result of the applicable Voluntary Expense Caps. For the year ended December 31, 2016 and 2015, our Prior Manager was responsible for $1,274, and $899, respectively, of other operating expenses as a result of the Prior Expense Cap.

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

Securities Transactions

We may, from time to time, purchase securities from, or sell securities to affiliates of our Manager at fair value on the trade date. During the year ended December 31, 2017, there were no purchases of securities from affiliates of our Manager. During the year ended December 31, 2016, there were $1,729 in purchases of securities from affiliates of our Prior Manager.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Numerator—Net Earnings (Loss)	$5,707	$30,500	$(14,665)
Denominator—weighted average shares	10,000	10,000	10,000
Net Earnings (Loss) per share	$0.57	$3.05	$(1.47)

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

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

We estimate the fair value of our CLO equity investments based on various valuation models from third-party pricing services as well as internal models. The valuation models generally utilize discounted cash flows and take into consideration prepayment and loss assumptions, based on historical experience and projected performance, economic factors, the characteristics and condition of the underlying collateral, comparable yields for similar securities and recent trading activity. These securities are classified as Level 3.
The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of December 31, 2017 and 2016:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$170,947	$—	$132,364	$38,583
Second lien floating rate loans	14,401	—	12,786	1,615
CLO equity	43,828	—	—	43,828
Common equity	64	—	—	64
Warrants	—	—	—	—
Total Investments	$229,240	$—	$145,150	$84,090

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

	December 31, 2016
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$188,098	$—	$188,098	$—
Second lien floating rate loans	15,429	—	14,875	554
CLO equity	41,329	—	—	41,329
Common equity	16	—	—	16
Total Investments	$244,872	$—	$202,973	$41,899

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2017 as well as the portion of net unrealized gain (loss) for the year ended December 31, 2017, related to those assets still held as of December 31, 2017:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Warrants	Total
Beginning balance - December 31, 2016 (1)	$—	$554	$41,329	$16	$—	$41,899
Purchases	36,096	1,628	18,596	—	—	56,320
Sales	(4,298)	—	(8,884)	(9)	—	(13,191)
Repayments (2)	(8,477)	(1,077)	(10,919)	—	—	(20,473)
Amortization/accretion and CLO income accrual (3)	30	(1)	6,243	—	—	6,272
Transfers out (4)	(24,163)	(2,387)	—	—	—	(26,550)
Transfers in (4)	38,948	2,872	—	52	—	41,872
Net realized gain (loss)	31	(8)	(5,493)	9	—	(5,461)
Net unrealized gain (loss)	416	34	2,956	(4)	—	3,402
Ending Balance – December 31, 2017	$38,583	$1,615	$43,828	$64	$—	$84,090
Net change in unrealized gain (loss) attributable to our Level 3 assets still held as of December 31, 2017	$(199)	$42	$(2,509)	$64	$—	$(2,602)

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

(2)	Includes total cash distributions from CLO equity investments.

(3)	Includes amortization/accretion of discount/premium on the loan portfolio and income accrued on the CLOs using the effective interest method during the year ended December 31, 2017.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2016 as well as the portion of net unrealized gain (loss) for the year ended December 31, 2016 related to those assets still held as of December 31, 2016:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Total
Beginning Balance – December 31, 2015	$—	$359	$36,854	$47	$37,260
Purchases	—	—	4,592	—	4,592
Sales	—	—	(1,796)	—	(1,796)
Repayments (1)	—	(45)	(13,187)	—	(13,232)
Amortization/accretion and CLO income accrual (2)	—	1	6,782	—	6,783
Transfers out (3)	—	—	—	—	—
Transfers in (3)	—	—	—	—	—
Net realized gain	—	—	341	—	341
Net unrealized gain (loss)	—	239	7,743	(31)	7,951
Ending Balance – December 31, 2016	$—	$554	$41,329	$16	$41,899
Net change in unrealized gain (loss) attributable to our Level 3 assets still held as of December 31, 2016	$—	$239	$7,743	$(31)	$7,951

(1)	Includes total cash distributions from CLO equity investments.

(2)	Includes amortization/accretion of discount/premium on the loan portfolio and income accrued on the CLOs using the effective interest method during the year ended December 31, 2016.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period.

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of December 31, 2017:

				Range
	Fair Value	Valuation Techniques/ Methodology	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
First lien floating rate loans	$38,583	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Second lien floating rate loans	1,615	Third-party vendor pricing service	N/A	N/A	N/A	N/A
CLO equity	41,949	Third-party vendor pricing service	N/A	N/A	N/A	N/A
	1,584	Recent Transaction Price	N/A	90.5%	90.5%	90.5%
	295	Estimated Distributions	Future Distribution	$295	$295	$295
Total CLO equity	43,828
Common equity	64	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Warrants	—	EV Market Multiple Analysis	EBITDA Multiple	2.0x	2.0x	2.0x
Total	$84,090

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

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

We use Standard & Poor's, an independent international financial data and investment services company and provider of global equity indexes, for classifying the industry groupings of our SFRL investments. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total SFRLs as of December 31, 2017 and 2016. Our investments in CLOs are excluded from the table.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

	December 31,
	2017	2016(1)
Electronics/Electric	16.7%	17.8%
Health Care	13.6%	11.0%
Business Equipment and Services	8.6%	11.4%
Aerospace and Defense	7.0%	4.6%
Technology	4.7%	—%
Clothing/Textiles	4.2%	3.2%
Oil and Gas	3.6%	1.8%
Food/Drug Retailers	3.0%	1.2%
Utilities	2.7%	2.2%
Chemical/Plastics	2.6%	2.0%
Automotive	2.5%	0.7%
Telecommunications	2.3%	2.4%
Home Furnishings	2.1%	1.0%
Retailers (except food and drug)	1.8%	3.4%
Diversified Insurance	1.7%	6.9%
Energy	1.6%	—%
Industrial Equipment	1.6%	2.9%
Containers and Glass Products	1.5%	3.4%
Electronics	1.5%	—%
Nonferrous Metals/Minerals	1.5%	—%
Conglomerates	1.4%	1.6%
Insurance	1.3%	1.2%
Telecommunications/Cellular Communications	1.1%	—%
Industrials	1.1%	—%
Ecological services and equipment	1.1%	—%
Publishing	1.1%	1.7%
Leisure Goods/Activities/Movies	1.0%	2.6%
Banking, Finance & Insurance	1.0%	—%
Service & Equipment	1.0%	—%
Consumer Products	1.0%	—%
Financial Intermediaries	0.9%	2.8%
Food Products	0.9%	3.3%
Lodging and Casinos	0.8%	1.6%
Cable and Satellite Television	0.5%	1.2%
Cosmetics/Toiletries	0.4%	1.4%
Manufacturing	0.3%	—%
Surface Transport	0.3%	1.2%
Building & Development	—%	1.8%
Steel	—%	1.2%
Broadcast Radio and Television	—%	1.9%
Other	—%	0.6%
Total	100.0%	100.0%
(1) Certain S&P industry classifications as of December 31, 2016 were reclassified to conform to current period presentation

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Note 7. Debt

Secured Revolving Credit Facility

ACSF Funding is a party to a secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”), which allows ACSF Funding to borrow up to $135,000. The Credit Facility matures on December 18, 2018. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. On January 3, 2017, ACSF Funding entered into an amendment to the documents governing the Credit Facility that amended the relevant provisions of the Credit Facility to reflect the appointment of IHAM as ACSF’s new investment adviser. As of December 31, 2017, and 2016, the fair value of the assets pledged as collateral in ACSF Funding was $185,348 and $207,827, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a sufficient borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended.

ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the current lender commitments under the Credit Facility to the extent the outstanding amount of committed loans is less than an amount equal to 90% of the aggregate commitments through the commitment termination date, payable quarterly in arrears.

As of December 31, 2017, there was $87,500 outstanding under the Credit Facility which had a fair value of $87,500 and a stated interest rate of 3.32%. As of December 31, 2016, there was $104,900 outstanding under the Credit Facility which had a fair value of $104,900 and a stated interest rate of 2.52%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of December 31, 2017, ACSF and ACSF Funding were in compliance in all material respects with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.

For the year ended December 31, 2017, we incurred interest and commitment fees on the Credit Facility of $2,892 and $274, respectively. For the year ended December 31, 2016, we incurred interest and commitment fees on the Credit Facility of $2,289 and $271, respectively. For the year ended December 31, 2015, we incurred interest and commitment fees on the Credit Facility of $2,518 and $111, respectively.

Note 8. Taxes

Tax Sharing Agreement

For the period prior to our IPO, during which we were treated as a taxable corporation under Subchapter C of the Code (“C corporation”) for U.S. federal income tax purposes, we had a tax sharing agreement with American Capital and other members of its consolidated tax group, under which such members bore their full share of their individual tax obligation and members were compensated for their losses and other tax benefits that were able to be used by other members of the consolidated tax group based on their pro-forma stand-alone federal income tax return. For the year ended December 31, 2015, we recognized $(24) of federal and state income tax expense related to our operations prior to our IPO.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Income Taxes

We have elected to be treated as a RIC for U.S. federal income tax purposes. In order to qualify as a RIC, among other things, we are required to distribute annually at least 90% of our ordinary income, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we are not subject to the entity level taxes on earnings timely distributed to our stockholders. We intend to make sufficient annual distributions to substantially eliminate our corporate level income taxes.

In order to qualify as a RIC for U.S. federal income tax purposes, we must meet certain annual distribution requirements, source of income tests and asset diversification rules. We were in compliance with the RIC requirements as of December 31, 2017.

As of December 31, 2017, we had approximately $2,120 of estimated undistributed taxable income. We intend to distribute sufficient dividends, including dividends declared prior to the timely filing of our 2017 tax return and distributed by December 31, 2018, to substantially eliminate our current year taxable income. As a result, no income tax provision has been provided in the financial statements other than the excise tax discussed below.

At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay excise taxes on such deferred distributions as calculated under the Code. As a RIC, we are subject to a nondeductible U.S. federal excise tax of 4% on our undistributed “ordinary income” and “capital gain net income” (each as defined below) unless for each calendar year we distribute an amount equal to or greater than the sum of (a) 98% of our “ordinary income” (generally, our taxable income excluding net short-term and net long-term capital gains or losses for the calendar year), (b) 98.2% of our “capital gain net income” (including both net short-term and net long-term capital gains over capital losses) realized, subject to certain modifications, for the 12-month period ending October 31 of such calendar year, and (c) any income recognized, but not distributed, in the preceding years. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the year ended December 31, 2017, we recorded a federal net excise tax provision of $70. For the years ended December 31, 2016, we recorded a federal net excise tax benefit of $45. The $45 federal net excise tax benefit was driven by the finalization of the 2015 tax return and actual versus accrued 2015 excise tax that resulted in a refund and partial reversal of the 2015 federal excise accrual. For the year ended December 31, 2015, we accrued federal excise tax of $240.

Income determined under GAAP differs from income determined under tax because of both temporary and permanent differences in income and expense recognition, including (i) unrealized gains and losses associated with debt investments marked to fair value for GAAP but excluded from taxable income until realized or settled, (ii) timing differences on income recognition for our CLO Portfolio, (iii) premium amortization and gain adjustments attributable to net built-in gains recognized upon our IPO and (iv) capital losses in excess of capital gains earned in a tax year do not reduce current year taxable income, and generally can be carried forward to offset capital gains.

GAAP/tax difference items that are permanent in nature are reclassified into paid-in capital. The following table provides the amount of reclassifications related to the permanent items for the tax years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Increase (decrease) in undistributed net investment income	$(1,268)	$415	$356
Decrease (increase) in accumulated net realized loss	1,338	(461)	(140)
Increase (decrease) in paid-in capital	$(70)	$46	$(216)

Under current law, net capital losses incurred by us during the current year and any future years can be carried forward indefinitely until they are utilized subject to certain loss limitation rules. As of December 31, 2017, we have estimated net short term and long term capital loss carry forwards of $185 and $7,893, respectively. As of December 31, 2016, our estimated net short term and long term capital loss carry forwards were $254 and $2,053, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

As of December 31, 2017 and 2016, the components of tax basis undistributed earnings were as follows:

	2017	2016
Undistributed ordinary income	$2,120	$3,244
Undistributed long-term capital gains	—	—
Capital loss carry forwards	(8,077)	(2,307)
Net unrealized loss	(14,148)	(14,993)
Other temporary differences	(24)	(205)
Accumulated tax basis deficit	$(20,129)	$(14,261)

The unrealized gain (loss) on our investments in securities for U.S. federal income tax purposes as of December 31, 2017 and 2016 was as follows:

	2017	2016
Gross unrealized appreciation	$2,007	$2,218
Gross unrealized depreciation	(16,155)	(17,211)
Tax basis net unrealized loss	$(14,148)	$(14,993)

Estimated tax basis of investments	$243,387	$259,864

The tax character of distributions paid during the year ended December 31, 2017, 2016 and 2015 was as follows:

	2017	2016	2015
Ordinary income	$11,640	$11,640	$11,630
Long-term capital gains	$—	$—	$—
Return of capital	$—	$—	$—

During the period in which we were taxable as a C corporation, we were part of American Capital’s federal consolidated tax group, including its federal tax fiscal year ending September 30, 2014, which remains subject to examination by the Internal Revenue Service (“IRS”).

ACSF Funding is a wholly owned limited liability company and is treated as a disregarded entity for U.S. federal income tax purposes.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Note 9. Consolidated Financial Highlights

	Year Ended December 31,
	2017	2016	2015
Per Share Data:
Net asset value, beginning of period	$13.68	$11.79	$14.42
Net investment income	1.06	1.18	1.27
Net realized and unrealized gain (loss) on investments	(0.49)	1.87	(2.74)
Net Earnings (Loss)	0.57	3.05	(1.47)
Distributions to stockholders	(1.16)	(1.16)	(1.16)
Net asset value, end of period	$13.09	$13.68	$11.79
Per share market value, end of period	$10.52	$11.90	$9.83
Total return based on market value (1), (5)	(2.70)%	35.33%	(10.75)%
Total return based on net asset value (1), (5)	4.36%	29.71%	(10.10)%
Ratios to Average Net Assets:
Net investment income (2)	7.97%	9.43%	9.05%
Operating expenses (2), (3)	2.57%	2.41%	2.40%
Interest and related expenses (2)	2.43%	2.12%	2.12%
Total expenses (2), (3)	5.00%	4.53%	4.52%
Supplemental Data:
Net assets, end of period	$130,856	$136,789	$117,929
Shares outstanding, end of period	10,000	10,000	10,000
Average debt outstanding	$99,042	$99,487	$124,434
Asset coverage per unit, end of period (4)	$2.434	$2.304	$2.071
Portfolio turnover ratio (5)	64.72%	41.57%	40.67%

(1)
Total return is based on the change in market price or net asset value per share, as applicable, during the period and takes into account distributions reinvested in accordance with the dividend reinvestment and stock purchase plan.

(2)	Annualized for periods less than one year.

(3)
For the year ended December 31, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement as a result of the applicable Voluntary Expense Caps. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.08% and 5.51%, respectively, without the applicable Voluntary Expense Caps for the year ended December 31, 2017. For the year ended December 31, 2016, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Prior Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.43% and 5.55%, respectively, without the Prior Expense Cap for the year ended December 31, 2016. For the year ended December 31, 2015, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the Prior Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.04% and 5.16%, respectively, without the Prior Expense Cap for the year ended December 31, 2015.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Note 10. Capital Transactions

There were no common share transactions that occurred during the years ended December 31, 2017 and 2016.

The table below details the distributions to stockholders declared on our shares of common stock for the fiscal years ended December 31, 2017 and 2016:

Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
February 8, 2016	February 17, 2016	February 19, 2016	March 2, 2016	$0.097	$970
February 8, 2016	March 21, 2016	March 23, 2016	April 4, 2016	$0.097	$970
February 8, 2016	April 19, 2016	April 21, 2016	May 3, 2016	$0.097	$970
May 2, 2016	May 19, 2016	May 23, 2016	June 2, 2016	$0.097	$970
May 2, 2016	June 21, 2016	June 23, 2016	July 5, 2016	$0.097	$970
May 2, 2016	July 19, 2016	July 21, 2016	August 2, 2016	$0.097	$970
August 3, 2016	August 19, 2016	August 23, 2016	September 2, 2016	$0.097	$970
August 3, 2016	September 20, 2016	September 22, 2016	October 4, 2016	$0.097	$970
August 3, 2016	October 19, 2016	October 21, 2016	November 2, 2016	$0.097	$970
November 4, 2016	November 18, 2016	November 22, 2016	December 2, 2016	$0.097	$970
November 4, 2016	December 21, 2016	December 23, 2016	January 5, 2017	$0.097	$970
November 4, 2016	January 19, 2017	January 23, 2017	February 2, 2017	$0.097	$970
Total declared for 2016				$1.164	$11,640
February 3, 2017	February 15, 2017	February 17, 2017	March 2, 2017	$0.097	$970
February 3, 2017	March 21, 2017	March 23, 2017	April 4, 2017	$0.097	$970
February 3, 2017	April 18, 2017	April 20, 2017	May 2, 2017	$0.097	$970
May 10, 2017	May 22, 2017	May 24, 2017	June 2, 2017	$0.097	$970
May 10, 2017	June 21, 2017	June 23, 2017	July 6, 2017	$0.097	$970
May 10, 2017	July 20, 2017	July 24, 2017	August 2, 2017	$0.097	$970
August 8, 2017	August 22, 2017	August 24, 2017	September 5, 2017	$0.097	$970
August 8, 2017	September 20, 2017	September 22, 2017	October 4, 2017	$0.097	$970
August 8, 2017	October 19, 2017	October 23, 2017	November 2, 2017	$0.097	$970
November 8, 2017	November 22, 2017	November 22, 2017	December 5, 2017	$0.097	$970
November 8, 2017	December 20, 2017	December 22, 2017	January 4, 2018	$0.097	$970
November 8, 2017	January 19, 2018	January 23, 2018	February 2, 2018	$0.097	$970
Total declared for 2017				$1.164	$11,640

Note 11. Commitments and Contingencies

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of December 31, 2017 or 2016.

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of December 31, 2017, we had $553.3 of outstanding unfunded loan commitments. As of December 31, 2016, we had $81.5 of outstanding unfunded loan commitments.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Note 12. Selected Quarterly Data (unaudited)

The following tables present our quarterly financial information for the years ended December 31, 2017 and 2016:

Quarter Ended	Investment Income		Net Investment Income		Net Gain (Loss) on Investments		Earnings
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2017	$4,394	$0.44	$2,494	$0.25	$47	$—	$2,541	$0.25
September 30, 2017	$4,400	$0.44	$2,649	$0.26	$(2,628)	$(0.26)	$21	$—
June 30, 2017	$4,119	$0.41	$2,443	$0.24	$(2,050)	$(0.20)	$393	$0.04
March 31, 2017	$4,612	$0.46	$3,053	$0.31	$(301)	$(0.03)	$2,752	$0.28

December 31, 2016	$4,364	$0.44	$2,844	$0.28	$4,871	$0.49	$7,715	$0.77
September 30, 2016	$4,589	$0.46	$3,108	$0.31	$7,241	$0.72	$10,349	$1.03
June 30, 2016	$4,272	$0.43	$2,968	$0.30	$7,300	$0.73	$10,268	$1.03
March 31, 2016	$4,345	$0.43	$2,878	$0.29	$(710)	$(0.07)	$2,168	$0.22

Note 13. Subsequent Events

We declared a monthly cash distribution to stockholders of $0.097 per share for each of February, March and April 2018, respectively. The monthly cash distributions will be paid to common stockholders of record as set forth in the table below:

	Distribution Per Share	Record Date	Ex-Dividend Date	Payment Date
February 2018	$0.097	February 22, 2018	February 20, 2018	March 5, 2018
March 2018	$0.097	March 20, 2018	March 16, 2018	April 4, 2018
April 2018	$0.097	April 19, 2018	April 17, 2018	May 2, 2018

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Pursuant to our Charter and Bylaws, common stockholders elect each of the members of our Board annually. We believe that all of our directors possess the personal and professional qualifications necessary to serve as a member of our Board. Our directors have been evaluated by the Compensation and Corporate Governance Committee pursuant to its guidelines and the determination was made that each of them fulfills and exceeds the qualities that we look for in members of our Board. Other than Mr. Braddish, each of the directors is an “Independent Director” as defined in the NASDAQ rules and is not an “interested person,” as defined in the 1940 Act.

The information set forth below is as of March 12, 2018 with respect to each of our directors.

Interested Directors

Kevin R. Braddish, 58, has served as a director of and the President and Chief Executive Officer of the Company since 2017. Mr. Braddish is President of IHAM, where he has been employed since July 2010. Additionally, he is a Partner in the Ares Credit Group and a member of the IHAM Investment Committee. Prior to joining Ares in 2010, Mr. Braddish was a Founder and Chief Investment Officer of Emporia Capital Management, LLC. Previously, Mr. Braddish was a Managing Director and Group Head for Commercial Lending at PB Capital, where he focused on portfolio management. In addition, he was Managing Director of the Leveraged Finance Group, where he focused on the unit’s origination, underwriting and syndication of middle market loans to private equity groups. In addition, Mr. Braddish was a Senior Originator in the Commercial Finance Group of GE CapitalGroup. Mr. Braddish began his career at The Bank of New York, where he focused on a range of lending areas, including middle market lending and leveraged finance. Mr. Braddish holds a B.A. from The College of William & Mary in Business Administration and holds an M.B.A. from Adelphi University in Finance. Mr. Braddish’s depth of experience in investment management, leveraged finance and financial services, as well as his familiarity with the business and operations of our investment adviser, gives the Board valuable industry-specific knowledge and expertise on these and other matters. Mr. Braddish is an “interested person” as defined in Section 2(a)(19) of the 1940 Act because he is the President and Chief Executive Officer of the Company and is an officer of and on the investment committee of the Company’s investment adviser.

Independent Directors

Phyllis R. Caldwell, 58, has served as a director of the Company since 2014 and currently serves on the Audit and Compliance Committee and as chairperson of the Compensation and Corporate Governance Committee. Ms. Caldwell is Chair of the board of directors of Ocwen Financial Corporation (NYSE: OCN). She is also founder and managing member of Wroxton Civic Ventures LLC, which provides advisory services on various financial, housing and economic development matters, and she is a former commercial bank executive. Ms. Caldwell was also a senior official at the U.S. Department of the Treasury, responsible for oversight of the U.S. housing market stabilization, economic recovery and foreclosure prevention initiatives established through the Troubled Asset Relief Program, from 2009 to 2011. From 2007 to 2009, Ms. Caldwell was the President of the Washington Area Women’s Foundation. Ms. Caldwell retired from Bank of America in 2007, after working for twenty years in various leadership positions in real estate and affordable housing finance. During her tenure at Bank of America, Ms. Caldwell also managed the bank’s investments in community banks, loan funds and small business venture funds. Ms. Caldwell also serves on the board of directors of City First Bank of DC and has served on the boards of numerous non-profit organizations engaged in housing and community development finance. Ms. Caldwell’s extensive experience in banking and finance strengthen our Board’s collective qualifications, skills, experience and viewpoints.

Gil Crawford, 60, has served as a director of the Company since 2014 and currently serves on the Audit and Compliance Committee and the Compensation and Corporate Governance Committee. Mr. Crawford has spent his career working with finance institutions across the globe on various capital markets transactions. Since co-founding MicroVest Capital Management, LLC in 2003, Mr. Crawford has served as its Chief Executive Officer, responsible for leading MicroVest’s investment operations and strategy. From 2000 to 2002, Mr. Crawford was a Senior Investment Officer in the Latin American Financial Markets Division of the International Finance Corporation. From 1991 to 2000, Mr. Crawford was the founder and Executive Director of Seed Capital Development Fund, Ltd., a U.S. based firm involved in capitalizing start-up institutions primarily in Latin America, Asia and Africa. Mr. Crawford has also served on the boards of several emerging market financial institutions, including Ecuador, Tunisia, Mongolia and Peru. Mr. Crawford’s extensive finance and capital markets experience strengthen our Board’s collective qualifications, skills, experience and viewpoints.

Larry K. Harvey, 53, has served as a director of the Company since 2014 and currently serves on the Compensation and Corporate Governance Committee and as chairperson of the Audit and Compliance Committee. Mr. Harvey served as Chief Financial Officer of Playa Hotels & Resorts B.V. from April 2015 through June 2017. From 2007 to 2013, he served as Executive Vice President and Chief Financial Officer of Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”) and served as its Treasurer from 2007 to 2010. From 2006 to 2007, Mr. Harvey served as Senior Vice President, Chief Accounting Officer of Host and from 2003 to 2006, he served as Host’s Senior Vice President and Corporate Controller. Prior to rejoining Host in 2003, he served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation. Prior to that, Mr. Harvey was Host’s Vice President of Corporate Accounting, before the spin-off of Crestline in 1998. Mr. Harvey also serves on the board of directors of American Capital Agency Corp. (NASDAQ: AGNC) and American Capital Mortgage Investment Corp. (NASDAQ: MTGE). Our Board has determined that Mr. Harvey is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Act). Mr. Harvey’s public company accounting, finance and risk management expertise, including his extensive experience as a senior executive responsible for the preparation of financial statements, strengthens our Board’s collective qualifications, skills, experience and viewpoints.

EXECUTIVE OFFICERS AND CERTAIN OTHER OFFICERS WHO ARE NOT DIRECTORS

Set forth below is certain information about each executive officer and listed officer as of March 12, 2018.

Joshua M. Bloomstein, 44, Mr. Bloomstein serves as Vice President and Assistant Secretary of the Company. Mr. Bloomstein also serves as Vice President and Assistant Secretary of IHAM, Vice President and Secretary of Ivy Hill Asset Management GP, LLC, IHAM’s general partner (“IHAM GP”) and General Counsel, Vice President and Secretary of Ares Capital Corporation and Vice President and Assistant Secretary of CION Ares Diversified Credit Fund. He joined Ares in November 2006 and currently serves as a Partner and Co-General Counsel (Credit) and Deputy General Counsel (Corporate) of Ares Management, and may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. He is also a member of the Ares Enterprise Risk Committee. Prior to joining Ares, Mr. Bloomstein was an attorney with Latham & Watkins LLP specializing in leveraged buyouts and private equity investments as well as general partnership and corporate matters. Mr. Bloomstein graduated magna cum laude with a B.A. in Political Science from the State University of New York at Albany and received a J.D. degree, magna cum laude, from the University of Miami, where he was elected to the Order of the Coif.

Shelly Cleary, 37, is Vice President of and a Portfolio Manager of the Company. She also serves as a Managing Director at IHAM, where she has been employed since July 2010. Additionally, Ms. Cleary serves as a member of the IHAM Investment Committee. Prior to joining Ares in 2008, Ms. Cleary was an Assistant Vice President at CIT Sponsor Finance, where she focused on evaluating new investment opportunities and performed credit due diligence on potential investments. Previously, Ms. Cleary was an Analyst at GE Global Sponsor Finance, where she completed GE’s Investment Analyst program. Ms. Cleary holds a B.A. from Franklin and Marshall College in Finance and Accounting.

Ian Fitzgerald, 42, is General Counsel, Secretary and Vice President of the Company. He also serves as Vice President and Assistant Secretary of IHAM, Vice President and Assistant Secretary of IHAM GP. Additionally, Mr. Fitzgerald is a Managing Director and Associate General Counsel (Credit) in the Ares Legal Group, where he focuses on direct lending matters. Mr. Fitzgerald may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares in 2010, Mr. Fitzgerald was an Associate in the Corporate Group at the law firm of Latham & Watkins, where he focused on corporate finance and general corporate and securities laws matters. Mr. Fitzgerald holds a B.S.B.A. summa cum laude, from Bucknell University in Accounting and a J.D., cum laude, from the University of Texas at Austin.

Mitchell Goldstein, 51, is Vice President of the Company. Mr. Goldstein also serves as Vice President of IHAM, Vice President of IHAM GP and Co-President of Ares Capital Corporation. Mr. Goldstein previously served as an Executive Vice President of Ares Capital Corporation from May 2013 to July 2014. He joined Ares in May 2005 and currently serves as a Partner and Co-Head of the Ares Credit Group and Vice President of CION Ares Diversified Credit Fund. He is a member of the Management Committee of Ares Management, and may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Mr. Goldstein is a member of the Investment Committees of Ares Capital Corporation’s investment adviser, select Ares Credit Group U.S. Direct Lending investment committees and the IHAM Investment Committee and the Ares Commercial Finance Investment Committee. Prior to joining Ares, Mr. Goldstein worked at Credit Suisse First Boston (“CSFB”), where he was a Managing Director in the Financial Sponsors Group. At CSFB, Mr. Goldstein was responsible for providing investment banking services to private equity funds and hedge funds with a focus on M&A and restructurings as well as capital raisings, including high yield, bank debt, mezzanine debt, and IPOs. Mr. Goldstein joined CSFB in 2000 at the completion of the merger with Donaldson, Lufkin & Jenrette. From 1998 to 2000, Mr. Goldstein was at Indosuez Capital, where he was a member of the Investment Committee and a Principal, responsible for originating, structuring and executing leveraged transactions across a broad range of products and asset classes. From 1993 to 1998, Mr. Goldstein worked at Bankers Trust. He also serves on the Board of Managers of Ivy Hill Asset Management GP, LLC and on the Board of Trustees of CION Ares Diversified Credit Fund. Mr. Goldstein graduated summa cum laude from the State University of New York at Binghamton with a B.S. in Accounting, received an M.B.A. from Columbia University’s Graduate School of Business and is a Certified Public Accountant.

Miriam Krieger, 41, serves as Chief Compliance Officer of the Company. She also serves as Chief Compliance Officer of IHAM, Chief Compliance Officer and Vice President of IHAM GP and Chief Compliance Officer of Ares Capital Corporation. She joined Ares in April 2010 and is a Partner and Global Chief Compliance Officer, as well as Ares’ Global Anti-Money Laundering Officer and Global Anti-Corruption Officer and is a member of the Ares Operations Management Group. She may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. From March 2008 until joining Ares, Ms. Krieger was Chief Compliance Officer and Corporate Secretary of Allied Capital Corporation, where she also served as Executive Vice President from August 2008 until April 2010 and as Senior Vice President from March 2008 to August 2008. Ms. Krieger also served as Senior Vice President and Chief Compliance Officer at MCG Capital Corporation, a publicly traded business development company, from 2006 to 2008 and Vice President and Assistant General Counsel from 2004 to 2006. From 2001 to 2004, Ms. Krieger was an associate in the Financial Services Group of the law firm of Sutherland Asbill & Brennan LLP. Ms. Krieger graduated with a B.A. in Economics and Political Science from Wellesley College and received a J.D. and an M.A. in Economics from Duke University.

Scott C. Lem, 40, serves as Chief Accounting Officer of the Company. He also serves as Controller of IHAM, Controller and Treasurer of IHAM GP, Chief Accounting Officer, Vice President and Treasurer of Ares Capital Corporation, Chief Financial Officer of Ares Dynamic Credit Allocation Fund, Inc. (NYSE:ARDC) and Treasurer of CION Ares Diversified Credit Fund. Mr. Lem previously served as Assistant Treasurer of Ares Capital Corporation from May 2009 to May 2013. Additionally, Mr. Lem is a Managing Director and Chief Accounting Officer, Credit (Direct Lending) in the Ares Finance Department. He may from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. From July 2003 to December 2008, Mr. Lem served as Controller of Ares Management. Prior to joining Ares in July 2003, Mr. Lem was with Ernst & Young LLP and Arthur Andersen LLP, most recently as a Senior Associate conducting audits for clients across several industries including entertainment, hospitality and real estate. Mr. Lem graduated summa cum laude with a B.S. in Accounting from the University of Southern California’s Leventhal School of Accounting and summa cum laude with a B.S. in Business Administration from the University of Southern California’s Marshall School of Business. Mr. Lem has also received an M.B.A. in Finance from UCLA’s Anderson School of Management. Mr. Lem is a Certified Public Accountant (Inactive).

Penni F. Roll, 52, serves as the Chief Financial Officer of the Company. She also serves as the Chief Financial Officer of Ares Capital Corporation and CION Ares Diversified Credit Fund and Treasurer of Ares Dynamic Credit Allocation Fund, Inc. Additionally, she is the Chief Financial Officer, Vice President and Treasurer of IHAM and Chief Financial Officer of IHAM GP, where she also serves on the Board of Managers. She joined Ares Management in April 2010 and now serves as Partner - Chief Financial Officer of the Ares Credit Group. She may additionally from time to time serve as an officer, director or principal of entities affiliated with Ares Management or of investment funds managed by Ares Management and its affiliates. Prior to joining Ares Management, Ms. Roll served as Chief Financial Officer of Allied Capital Corporation from 1998 until April 2010. Ms. Roll joined Allied Capital Corporation in 1995 as its Controller after serving as a Manager in KPMG LLP’s financial services practice. Ms. Roll graduated magna cum laude with a B.S.B.A. in Accounting from West Virginia University.

CORPORATE GOVERNANCE

Our Board is currently comprised of three independent directors and one interested director. The following table sets forth the current members of our Board and their committee membership, if any:

Name	Director Since	Audit and Compliance (1)	Compensation and Corporate Governance (2)
Interested Director
Kevin R. Braddish	2017
Independent Directors
Phyllis R. Caldwell*	2014	Member	Chair
Gil Crawford*	2014	Member	Member
Larry K. Harvey*	2014	Chair	Member

*
Director is an“Independent Director,” as defined in Rule 5605(a)(2) of The NASDAQ Global Select Market’s marketplace rules (the “NASDAQ rules”), and is not an “interested person” of ACSF, as defined in Section 2(a)(19) of the 1940 Act.

(1)
Each member of the Audit and Compliance Committee is an“Independent Director,” as defined in Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ rules and is “independent” for the purposes of Rule 10A-3 of the Exchange Act. The Board has determined that Mr. Harvey is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Securities Act.

(2)	Each member of the Compensation and Corporate Governance Committee is an“Independent Director,” as defined in Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ rules.

Board Leadership Structure

We believe that our Board’s independent oversight continues to be substantial. Our Board has determined that all of the current directors, except Mr. Braddish, are “Independent Directors,” as defined in the NASDAQ rules. Similarly, only Mr. Braddish is an “interested person” of the Company under the 1940 Act.

It is our Board’s policy to have a majority of our directors who are not “interested persons” meet regularly without persons who are members of management or employee directors present to facilitate the Board’s effective independent oversight of management. These directors periodically designate a director who is an“Independent Director,” as defined in the NASDAQ rules, to serve as the “lead independent director” and preside at these meetings. Presently, our independent directors meet during our Board’s quarterly meetings and may hold additional meetings at the request of the lead independent director or another independent director. The designation of a lead independent director is generally for a one-year term or until his or her successor is elected, and a lead independent director may be re-appointed at the end of a term. If the lead independent director is unavailable for a meeting, his or her immediate predecessor will serve as lead independent director for such meeting. Mr. Crawford is our current lead independent director.

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

CORPORATE GOVERNANCE HIGHLIGHTS:

• Annual election of directors

• Directors elected by majority of votes cast with respect to the director

• Resignation policy for directors who do not receive a majority vote in an uncontested election

• Three of four directors are independent

• Designated lead independent director

 • Regular meetings of independent directors without members of management or affiliated directors

• At least 80% attendance for Board meetings and 100% attendance for committee meetings in 2017

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

In addition, the Audit and Compliance Committee reviews and provides a recommendation to the Board with regard to its approval of the valuations of our investments presented by management. In such review, the committee discusses the proposed valuations with our independent auditors and other relevant persons. The Audit and Compliance Committee is also responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm and considering the range of audit and non-audit fees. The committee’s meetings include, whenever appropriate, executive sessions with each of our independent external auditors and our Manager’s internal auditors, without the presence of management.

Compensation and Corporate Governance Committee

This committee’s principal functions are to:

•	evaluate the performance of and compensation paid by us, if any, to our executive officers;

•	evaluate the performance of our Manager;

•	review the compensation and fees payable to our Manager under the management agreement with our Manager;

•	decide whether to recommend the renewal or termination of the management agreement with our Manager;

•	evaluate the compensation and fees payable to the members of the Board;

•	administer any equity incentive plans that we may adopt, to the extent it is delegated authority by the Board;

•	review and assist with the development of our executive succession plans; and

•	produce a report on executive compensation required to be included in our proxy statement for our annual meetings if required.

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

Board and Committee Meetings

Under our Bylaws and Maryland law, the Board is permitted to take actions at regular or special meetings and by written consent. The Board generally holds regular quarterly meetings and meets on other occasions as necessary. The Board held eleven meetings during 2017. As noted above, the independent directors also met separately in executive sessions to discuss various matters, including our performance and the performance of our Manager.

Each of the Audit and Compliance Committee and the Compensation and Corporate Governance Committee schedules regular meetings to coincide with the quarterly meetings of the Board and also meets at the request of senior management or at such other times as it determines. Our Secretary, in consultation with the chair of each committee, sets agendas for the meetings. Each committee reports regularly to the Board on its activities at the next regularly scheduled Board meeting following their committee meetings and when appropriate. During 2017, the Audit and Compliance Committee held five meetings and the Compensation and Corporate Governance Committee held two meetings.

Each of our directors attended at least 80% of the meetings of the Board and 100% of the meetings of the committees during the period for which he or she was a director and a member of the respective committees on which he or she served during 2017. Although we do not have a policy on director attendance at our annual meeting, directors are encouraged to attend our annual meeting. Each one of our directors attended the 2017 annual meeting either in person or by telephonic conference call.

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

•
Financial and Accounting Risk: The Audit and Compliance Committee oversees the Company’s management of its financial, accounting, internal controls and liquidity risks through regular meetings with our Chief Financial Officer, senior representatives of our Manager’s and its affiliates’ accounting, tax, auditing and legal departments and representatives of the Company’s independent public accountant.

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
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of our common stock report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, The NASDAQ Global Select Market and to us. Based on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during fiscal year 2017 all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of 10% or more of our common stock were timely satisfied.

Item 11. Executive Compensation

Director Compensation

We were incorporated in Maryland on February 6, 2013 and commenced operations on October 15, 2013. We completed our initial public offering (“IPO”) on January 22, 2014. Ms. Caldwell and Messrs. Crawford and Harvey were appointed to the Board on January 13, 2014 in connection with our IPO. Mr. Braddish was appointed to the Board on January 3, 2017 to fill the vacant seat created by Malon Wilkus’ resignation.

We compensate our non-employee directors with cash retainers. Any member of our Board who is an employee of the Company, Ares Management, or any of its affiliates, including our Manager, does not receive compensation from us for his or her Board service. The Compensation and Corporate Governance Committee periodically reviews the form and amount of compensation paid to our non-employee directors against peer companies and group and general industry data and makes recommendations for adjustments, as appropriate, to the full Board. During 2017, each such non-employee director was paid a retainer for service on the Board at an annual rate of $60,000, payable quarterly in advance. In addition, the Chair of our Audit and Compliance Committee was paid a retainer at an annual rate of $15,000, the Chair of our Compensation and Corporate Governance Committee was paid an annual retainer of $10,000, and our lead independent director was paid an annual retainer of $10,000, each payable quarterly in advance. During 2017, directors were reimbursed for travel expenses incurred in connection with Board and committee meetings and Board-related functions.

The following table sets forth the compensation received by each non-employee director during 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Phyllis R. Caldwell	70,000	—	—	—	—	—	70,000
Gil Crawford	70,000	—	—	—	—	—	70,000
Larry K. Harvey	75,000	—	—	—	—	—	75,000
Stan Lundine (1)	15,000	—	—	—	—	—	15,000

(1)	Mr. Lundine resigned from the Board on January 3, 2017.

Executive Compensation

We have not paid, and we do not intend to pay, any cash or equity compensation to any of our executive officers and have not made, nor do we intend to make, any grants of plan-based awards of any kind, and we do not currently intend to adopt any policies with respect thereto. We do not provide any of our executive officers with pension benefits or nonqualified deferred compensation plans. We do not have any employment agreements with any persons and are not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of us. We have engaged IHAM as our Manager pursuant to the terms of the Management Agreement that was approved by our stockholders on May 19, 2017 subsequent to IHAM’s acquisition of ACSF Management. See “Item 13. Certain Relationships and Related Transactions, and Director Independence-Certain Transactions with Related Persons” of this Annual Report on Form 10-K for a description of the terms of the Management Agreement, including the management fees payable to our Manager thereunder and our reimbursement obligations to our Manager. Under our Management Agreement, our Manager has agreed to provide us with a management team, including a chief executive officer, chief financial officer or similar positions.

Compensation and Corporate Governance Committee Interlocks and Insider Participation

No member of the Compensation and Corporate Governance Committee during fiscal year 2017 served as an officer, former officer or employee of ours or had a relationship disclosable under “Item 13. Certain Relationships and Related Transactions, and Director Independence-Certain Transactions with Related Persons” of this Annual Report on Form 10-K. Further, during 2017, none of our executive officers served as:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2018 (unless otherwise noted), the number of shares of our common stock beneficially owned by each of our current directors and named executive officers, all directors, executive officers and certain other officers as a group and certain beneficial owners, according to information furnished to the Company by such persons or publicly available filings.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of the Company’s common stock is based upon Schedule 13D, Schedule 13G or other filings by such persons with the SEC and other information obtained from such persons. Except as otherwise noted below, each person named in the following table has sole voting and investment power with respect to all shares of the Company’s common stock that he or she beneficially owns. The address for Mr. Lem is 2000 Avenue of the Stars, 12th Floor, Los Angeles, CA 90067. The address for Ms. Krieger is 1001 19th Street, North, Suite 1200, Arlington, VA 22209. The address for each of the other directors and executive officers is American Capital Senior Floating, Ltd., 245 Park Avenue, 42nd Floor, New York, New York 10167.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Directors and Named Executive Officers:
Interested Directors
Kevin R. Braddish	—		—
Independent Directors
Phyllis R. Caldwell	3,750		*
Gil Crawford	10,500		*
Larry K. Harvey	6,723		*
Named Executive Officers Who Are Not Directors
Ian P. Fitzgerald	—		—
Scott C. Lem	—		—
Penni F. Roll	—		—
All Directors, Executive Officers and Certain Other Officers as a Group (11 persons)	20,973	(2)	*

*	Represents less than 1%.

(1)	Based on 10,000,100 shares of common stock outstanding as of March 12, 2018.

(2)	Includes shares owned by officers of the Company that are not “Named Executive Officers,” as defined in Item 402 of Regulation S‑K, as promulgated under the Securities Act of 1933 (“Regulation S‑K”).

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

Our Code of Ethics, which was reviewed and approved by the Board and provided to all of our directors and officers, our Manager and the persons who will provide services to us pursuant to the Management Agreement, requires that all such persons avoid any situations or relationships that involve actual or potential conflicts of interest, or perceived conflicts of interest, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each of these persons must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to their supervisor or our Secretary. If a conflict is determined to exist, the person must disengage from the conflict situation or terminate his provision of services to us. Our chief executive officer, chief financial officer, principal accounting officer and certain other persons who may be designated by the Board or its Audit and Compliance Committee, whom we collectively refer to as our financial executives, must consult with our Secretary with respect to any proposed actions or arrangements that are not clearly consistent with the Code of Ethics. In the event that a financial executive wishes to engage in a proposed action or arrangement that is not consistent with the Code of Ethics, the financial executive must obtain a waiver of the relevant provisions of the Code of Ethics in advance from our Audit and Compliance Committee. We intend to post amendments to or waivers from the Code of Ethics (to the extent applicable to our financial executives) on our web site www.ACSF.com.

Related Person Transactions

We have entered into the Management Agreement with IHAM, an entity in which certain of our directors and officers and members of the Investment Committee of IHAM may have indirect ownership and pecuniary interests. Certain of our directors and officers and members of the Investment Committee of IHAM also serve as officers or principals of other investment managers affiliated with Ares Management that currently, and may in the future, manage investment funds with investment objectives similar to our investment objective. In addition, certain of our officers and directors and the members of the investment committee of IHAM serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as us or of investment funds managed by our Manager or its affiliates, including Ares Management. Accordingly, we may not be made aware of and/or be given the opportunity to participate in certain investments made by investment funds managed by our Manager or advisers affiliated with Ares Management. However, IHAM intends to allocate investment opportunities in a fair and equitable manner in accordance with its investment allocation policy. The Management Agreement contains substantially the same terms as the Prior Management Agreement, with the exception of its effective and termination dates and other immaterial differences.

We rely on IHAM to administer our business activities and day-to-day operations, subject to the supervision and oversight of the Board. IHAM has entered into an administrative services agreement with Ares Operations, pursuant to which Ares Operations provides IHAM with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services, services relating to the marketing and sale of interests in vehicles managed by IHAM, services of, and oversight of, custodians, depositaries, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary, which allows IHAM to fulfill all of its responsibilities under the Management Agreement. However, we are not a party to, or a third-party beneficiary under, the IHAM administration services agreement. In addition, neither the IHAM administration services agreement nor the Management Agreement requires IHAM or Ares Operations to dedicate specific personnel to our operations nor a specific amount of time to our business.

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

Prior to our Management Agreement with IHAM, we previously entered into the Prior Management Agreement with ACSF Management, an entity in which certain of our directors and officers and members of the investment committee of the then-current investment adviser may have had indirect ownership and pecuniary interests. The Prior Management Agreement automatically terminated in accordance with its terms as a result of its deemed “assignment” under the 1940 Act following the Acquisition.

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

Director Independence

We believe that our Board’s independent oversight continues to be substantial. Our Board has determined that all of the current directors, except Mr. Braddish, are “Independent Directors” as defined in the NASDAQ rules. Similarly, only Mr. Braddish is an “interested person” of the Company under the 1940 Act. In addition, each of our Board’s Audit and Compliance Committee and Compensation and Corporate Governance Committee is composed entirely of independent directors. These independent committees of our Board also have the authority under their respective charters to hire independent advisors and consultants, at our expense, to assist them in performing their duties. Further, it is our Board’s policy to have a majority of our directors who are not “interested persons” meet regularly without persons who are members of management or employee directors present to facilitate the Board’s effective independent oversight of management. These directors periodically designate a director who is an “Independent Director,” as defined in the NASDAQ rules, to serve as the “lead independent director” and preside at these meetings. Presently, our independent directors meet during our Board’s quarterly meetings and may hold additional meetings at the request of the lead independent director or another independent director. The designation of a lead independent director is generally for a one-year term or until his or her successor is elected, and a lead independent director may be re-appointed at the end of a term. If the lead independent director is unavailable for a meeting, his or her immediate predecessor will serve as lead independent director for such meeting. Mr. Crawford is our current lead independent director.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP has served as our independent public accountant since 2013.

Independent Public Accountant’s Fees

Ernst & Young LLP performed various audit and other services for us during 2017 and 2016. Fees for professional services provided by Ernst & Young LLP in 2017 and 2016 in each of the following categories were:

($ in thousands)	2017	2016
Audit Fees	$280,000	$290,000
Audit Related Fees	—	—
Tax Fees	45,000	45,000
All Other Fees	—	—
Total Fees	$325,000	$335,000

“Audit Fees” relate to fees and expenses billed by Ernst & Young LLP for the annual audit, including the audit of our financial statements, review of our quarterly financial statements and for comfort letters and consents related to stock issuances.

“Audit Related Fees” are fees billed for assurance and related service that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

“Tax Fees” relate to fees billed for professional services for tax compliance.

“All Other Fees” consist of fees for products and services other than the services reported above.

Pre-Approval Policy

All services rendered by Ernst & Young LLP were permissible under applicable laws and regulations, and were pre-approved by the Audit and Compliance Committee for 2017 in accordance with its pre-approval policy. The Audit and Compliance Committee has established a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent public accountant. The policy requires the Audit and Compliance Committee to approve each audit or non-audit engagement or accounting project involving the independent public accountant, and the related fees, prior to commencement of the engagement or project to make certain that the provision of such services does not impair the firm’s independence. The committee may delegate its pre-approval authority to one or more of its members, and such member(s) are required to report any pre-approval decisions to the Audit and Compliance Committee at its next meeting. The Audit and Compliance Committee has delegated authority to its Chair to pre-approve the engagement and related fees of the independent public accountant for any additional audit or permissible non-audit services. In addition, pursuant to the policy, pre-approval is not required for additional non-audit services if such services result in a de minimis amount of less than 5% of the total annual fees paid by us to the independent public accountant during the fiscal year in which the non-audit services are provided, were not recognized by us at the time of engagement to be non-audit services and are reported to the Audit and Compliance Committee promptly thereafter and approved prior to the completion of the annual audit.

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

*10.2
Amendment Agreement, dated as of January 3, 2017, to the Amended and Restated Credit Agreement, dated as of October 29, 2015, among ACSF Funding I, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 of Form 10-K (File No. 814-01025), filed March 9, 2017.

*10.3
Security Agreement, dated as of December 18, 2013, between ACSF Funding I, LLC and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 2.k.4 of Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

*10.4
Amended Agreement, dated as of January 3, 2017, to the Collateral Administration Agreement, dated as of December 18, 2013, between ACSF Funding I, LLC and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.4 of Form 10-K (File No. 814-01025), filed March 9, 2017.

*10.5
Custodian Agreement, dated as of November 13, 2013, between American Capital Senior Floating, Ltd. and Deutsche Bank Trust Company Americas, incorporated herein by reference to Exhibit 2.j to Amendment No. 1 to Form N-2 (Registration Statement No. 333-190357), filed December 20, 2013.

*10.6
Form of Indemnification Agreement between American Capital Senior Floating, Ltd. and directors and certain officers, incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2017 (File No. 814-01025), filed May 10, 2017.

*10.7
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

(c) Additional financial statement schedules

None.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	March 14, 2018	By:	/s/ KEVIN BRADDISH
Kevin Braddish President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN BRADDISH	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2018
Kevin Braddish

/s/ PENNI F. ROLL	Chief Financial Officer (Principal Financial Officer)	March 14, 2018
Penni F. Roll

/s/ SCOTT C. LEM	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2018
Scott C. Lem

/s/ PHYLLIS R. CALDWELL	Director	March 14, 2018
Phyllis R. Caldwell

/s/ GIL CRAWFORD	Director	March 14, 2018
Gil Crawford

/s/ LARRY K. HARVEY	Director	March 14, 2018
Larry K. Harvey