Form 10-Q
period 2018-03-31
American Capital Senior Floating, Ltd.
filed 2018-05-10
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2018
Common stock, $0.01 par value	10,000,100

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Investments, fair value (cost of $234,034 and $241,228, respectively)	$224,642	$229,240
Cash and cash equivalents	3,558	1,756
Receivable for investments sold	2,266	2,324
Deferred financing costs	66	89
Interest receivable	450	669
Prepaid expenses and other assets	845	579
Total assets	$231,827	$234,657
Liabilities:
Secured revolving credit facility payable (see Note 7)	$93,800	$87,500
Payable for investments purchased	5,143	14,413
Distributions to stockholders payable (see Note 9)	970	970
Management fee payable (see Note 3)	469	494
Interest payable (see Note 7)	40	36
Taxes payable	—	70
Payable to affiliate (see Note 4)	9	14
Other liabilities and accrued expenses	325	304
Total liabilities	100,756	103,801
Commitments and contingencies (see Note 10)
Net Assets:
Common stock, par value $0.01 per share; 10,000 issued and outstanding; 300,000 authorized	100	100
Paid-in capital in excess of par	150,879	150,879
Accumulated overdistributed net investment income	(831)	(136)
Accumulated net realized loss from investments	(9,685)	(7,999)
Net unrealized loss on investments	(9,392)	(11,988)
Total net assets	131,071	130,856
Total liabilities and net assets	$231,827	$234,657
Net asset value per share outstanding	$13.11	$13.09

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest	$4,078	$4,612
Total investment income	4,078	4,612
Expenses:
Interest and commitment fee (see Note 7)	876	710
Management fee (see Note 3)	469	531
Professional fees	223	343
Insurance	104	148
Amortization of deferred financing costs	23	23
Other general and administrative expenses	168	222
Total expenses	1,863	1,977
Expense reimbursement (see Note 3)	—	(437)
Net expenses	1,863	1,540
Net investment income before taxes	2,215	3,072
Income tax provision, including excise tax	—	(19)
Net investment income	2,215	3,053
Net gain (loss) on investments:
Net realized gain (loss) on investments	(1,686)	462
Net unrealized gain (loss) on investments	2,596	(763)
Net gain (loss) on investments	910	(301)
Net increase in net assets resulting from operations (“Net Earnings”)	$3,125	$2,752

Net investment income per share	$0.22	$0.31
Net Earnings per share (see Note 5)	$0.31	$0.28
Distributions to stockholders declared per share	$0.29	$0.29
Weighted average shares outstanding	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Operations:
Net investment income	$2,215	$3,053
Net realized gain (loss) on investments	(1,686)	462
Net unrealized gain (loss) on investments	2,596	(763)
Net earnings	3,125	2,752

Distributions to stockholders:
From net investment income	(2,910)	(2,910)

Net increase (decrease) in net assets	215	(158)

Net assets, beginning of period	130,856	136,789
Net assets, end of period	$131,071	$136,631

Undistributed net investment income included in net assets	$(831)	$2,276
Common shares outstanding	10,000	10,000

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net increase in stockholders' equity resulting from operations	$3,125	$2,752
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized (gain) loss on investments	1,686	(462)
Net unrealized (gain) loss on investments	(2,596)	763
Accretion of CLO interest income	(1,361)	(1,835)
Net amortization of premium/discount on loans	(42)	(81)
Amortization of deferred financing costs	23	23
Purchase of investments	(24,692)	(63,879)
Proceeds from disposition of investments	31,603	63,035
Changes in operating assets and liabilities:
Payable for investments purchased	(9,270)	6,149
Receivable for investments sold	58	(4,427)
Interest receivable	219	258
Prepaid expenses and other assets	(266)	(725)
Receivable from affiliate	—	(139)
Management fee payable	(25)	531
Interest payable	4	(3)
Taxes payable	(70)	(98)
Payable to affiliate	(5)	(129)
Other liabilities and accrued expenses	21	207
Net cash provided by (used in) operating activities	(1,588)	1,940
Cash Flows from Financing Activities:
Distributions to stockholders	(2,910)	(3,880)
Borrowings (payments) from (on) revolving credit facility	6,300	(1,500)
Net cash provided by (used in) financing activities	3,390	(5,380)
Net increase (decrease) in cash and cash equivalents	1,802	(3,440)
Cash and cash equivalents at beginning of period	1,756	8,795
Cash and cash equivalents at end of period	$3,558	$5,355
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$872	$713
Cash paid for income taxes	$100	$130
Cash received for income tax benefit	$(30)	$(126)
Distributions to stockholders declared and payable during the period	$2,910	$2,910

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2018
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —129.4% of Net Assets
1A Smart Start LLC	02/21/2022	6.38%	L+ 4.50	1.00%	Electronics/Electric	$752	$750	$753
24 Hour Fitness Worldwide, Inc. (6)	05/28/2021	6.05%	L+ 3.75	1.00%	Leisure Goods/Activities/Movies	1,927	1,924	1,946
Academy, Ltd.	07/01/2022	6.02%	L+ 4.00	1.00%	Retailers (except Food and Drug)	893	810	715
Access CIG, LLC	02/27/2025	5.63%	L+ 3.75	—%	Service & Equipment	2,068	2,058	2,094
Access CIG, LLC (9)	02/27/2025	5.65%	L+ 3.75	—%	Service & Equipment	432	—	6
Acosta, Inc.	09/26/2021	5.13%	L+ 3.25	1.00%	Business Equipment and Services	2,419	2,397	2,035
Acrisure, LLC	11/22/2023	5.99%	L+ 4.25	1.00%	Banking, Finance & Insurance	329	329	334
Advanced Integration Technology LP (6)	04/03/2023	6.73%	L+ 4.75	1.00%	Industrial Equipment	1,980	1,980	1,995
Aegis Toxicology Sciences Corporation	02/24/2021	6.79%	L+ 4.50	1.00%	Health Care	1,604	1,599	1,598
Air Medical Group Holdings Inc	04/28/2022	4.94%	L+ 3.25	1.00%	Health Care	2,440	2,440	2,453
Albertson's LLC	12/21/2022	5.29%	L+ 3.00	0.75%	Food/Drug Retailers	978	960	969
American Residential Services, LLC	06/30/2022	5.88%	L+ 4.00	1.00%	Ecological Services and Equipment	1,975	1,971	1,987
American Tire Distributors, Inc.	09/01/2021	6.24%	L+ 4.25	1.00%	Retailers (except Food and Drug)	954	951	967
AqGen Ascensus, Inc.	12/05/2022	5.80%	L+ 3.50	1.00%	Financial Intermediaries	1,715	1,673	1,733
Arctic Glacier U.S.A., Inc.	03/20/2024	5.38%	L+ 3.50	1.00%	Food Products	1,050	1,045	1,061
Ardent Legacy Acquisitions, Inc.	08/04/2021	7.38%	L+ 5.50	1.00%	Health Care	318	317	320
Argon Medical Devices, Inc. (6)	01/23/2025	6.05%	L+ 3.75	1.00%	Health Care	1,500	1,493	1,510
AVSC Holding Corp.	03/01/2025	5.26%	L+ 3.25	1.00%	Service & Equipment	1,811	1,807	1,819
BCP Raptor, LLC	06/24/2024	6.04%	L+ 4.25	1.00%	Energy	1,092	1,069	1,099
BCPE Eagle Buyer LLC	03/18/2024	6.02%	L+ 4.25	1.00%	Health Care	1,287	1,276	1,272
Big Jack Holdings LP (6)	04/05/2024	5.88%	L+ 4.00	1.00%	Food/Drug Retailers	1,858	1,850	1,876
BJ's Wholesale Club, Inc.	02/03/2024	5.19%	L+ 3.50	1.00%	Food/Drug Retailers	1,889	1,886	1,890
Blackboard, Inc.	06/30/2021	6.73%	L+ 5.00	1.00%	Electronics/Electric	2,381	2,381	2,228
Brand Energy & Infrastructure Services, Inc.	06/21/2024	5.99%	L+ 4.25	1.00%	Oil and Gas	2,476	2,454	2,501
Calceus Acquisition, Inc.	01/31/2020	5.88%	L+ 4.00	1.00%	Clothing/Textiles	2,280	2,283	2,249
Carestream Health, Inc.	06/07/2019	5.88%	L+ 4.00	1.00%	Health Care	771	772	776
CB Poly Investments, LLC	08/16/2023	5.63%	L+ 3.75	1.00%	Clothing/Textiles	1,726	1,714	1,737
Central Security Group, Inc.	10/06/2021	7.50%	L+ 5.63	1.00%	Electronics/Electric	1,990	2,003	1,995
CIBT Global, Inc.	06/03/2024	6.05%	L+ 3.75	1.00%	Service & Equipment	993	990	999
CT Technologies Intermediate Holdings, Inc.	12/01/2021	6.13%	L+ 4.25	1.00%	Electronics/Electric	486	485	485
Curvature, Inc.	10/30/2023	6.88%	L+ 5.00	1.00%	Business Equipment and Services	1,975	1,967	1,830
DJO Finance LLC	06/08/2020	4.94%	L+ 3.25	1.00%	Health Care	990	975	996
DTI Holdco, Inc. (7)	09/29/2023	6.71%	L+ 4.75	1.00%	Electronics/Electric	1,239	1,238	1,243
Dynacast International LLC	01/28/2022	5.55%	L+ 3.25	1.00%	Industrial Equipment	530	530	534
Eastern Power, LLC	10/02/2023	5.63%	L+ 3.75	1.00%	Utilities	1,873	1,865	1,904
ECi Software Solutions, Inc.	09/27/2024	6.55%	L+ 4.25	1.00%	Technology	1,493	1,479	1,508
The Edelman Financial Center, LLC (6)	11/11/2024	5.97%	L+ 4.25	1.00%	Banking, Finance & Insurance	1,535	1,531	1,559
EIG Investors Corp. (3)	02/09/2023	5.96%	L+ 4.00	1.00%	Electronics/Electric	2,208	2,203	2,227

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2018
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —129.4% of Net Assets
Epicor Software Corporation	06/01/2022	5.13%	L+ 3.25	1.00%	Electronics/Electric	1,944	1,932	1,955
ExamWorks Group, Inc. (7)	07/27/2023	5.13%	L+ 3.25	1.00%	Business Equipment and Services	1,235	1,238	1,246
Fairmount Santrol Inc.	11/01/2022	8.30%	L+ 6.00	1.00%	Nonferrous Metals/Minerals	1,800	1,775	1,824
FHC Health Systems, Inc. (6)	12/23/2021	5.88%	L+ 4.00	1.00%	Health Care	1,473	1,458	1,470
Go Wireless Inc.	12/22/2024	8.38%	L+ 6.50	1.00%	Telecommunications	1,450	1,436	1,448
Greeneden U.S. Holdings I, LLC	12/01/2023	5.80%	L+ 3.50	—%	Business Equipment and Services	495	489	498
HGIM Corp. (10)	06/18/2020	8.25%	L+ 3.50	1.00%	Surface Transport	1,444	1,449	609
Hummel Station LLC	10/27/2022	7.88%	L+ 6.00	1.00%	Energy	2,000	1,889	1,948
Hyland Software, Inc. (7)	07/01/2022	5.13%	L+ 3.25	0.75%	Electronics/Electric	2,434	2,420	2,457
IBC Capital Limited (3)	09/09/2021	5.82%	L+ 3.75	1.00%	Business Equipment and Services	985	978	988
Immucor, Inc.	06/15/2021	7.30%	L+ 5.00	1.00%	Conglomerates	2,481	2,461	2,546
Indra Holdings Corp.	05/01/2021	6.02%	L+ 4.25	1.00%	Clothing/Textiles	1,185	1,180	710
Infoblox Inc.	11/07/2023	6.38%	L+ 4.50	—%	Electronics/Electric	1,874	1,850	1,905
Information Resources, Inc.	01/18/2024	6.19%	L+ 4.25	1.00%	Business Equipment and Services	2,407	2,397	2,428
Innovative XCessories & Services LLC (6)	11/29/2022	6.58%	L+ 4.75	1.00%	Automotive	1,990	1,980	2,010
IPC Corp.	08/06/2021	6.28%	L+ 4.50	1.00%	Telecommunications	777	775	764
Ivanti Software, Inc.	01/20/2024	6.13%	L+ 4.25	1.00%	Electronics/Electric	2,577	2,561	2,539
Jazz Acquisition, Inc.	06/19/2021	5.80%	L+ 3.50	1.00%	Aerospace and Defense	1,927	1,930	1,886
JC Penney Co Inc (3)	06/23/2023	6.23%	L+ 4.25	1.00%	Retailers (except Food and Drug)	726	729	713
KEMET Corporation (3) (6)	04/26/2024	7.88%	L+ 6.00	1.00%	Electronics	2,677	2,645	2,731
Kestra Financial, Inc. (6)	06/24/2022	6.80%	L+ 4.50	1.00%	Banking, Finance & Insurance	998	988	995
Kingpin Intermediate Holdings LLC (6) (7)	07/03/2024	6.13%	L+ 4.25	1.00%	Service & Equipment	1,001	997	1,014
K-Mac Holdings Corp.	03/14/2025	5.04%	L+ 3.25	—%	Food Service	1,000	998	1,006
Kronos Acquisition Intermediate Inc.	05/15/2023	5.88%	L+ 4.00	1.00%	Cosmetics/Toiletries	711	699	719
Learning Care Group (US) No. 2 Inc. (6)	03/13/2025	5.03%	L+ 3.25	1.00%	Business Equipment and Services	1,250	1,247	1,263
Legalzoom.com, Inc. (6)	11/21/2024	6.34%	L+ 4.50	1.00%	Technology	1,926	1,908	1,943
Liberty Cablevision of Puerto Rico LLC	01/07/2022	5.22%	L+ 3.50	1.00%	Cable and Satellite Television	1,000	995	973
LSF9 Atlantis Holdings LLC	05/01/2023	7.69%	L+ 6.00	1.00%	Telecommunications/Cellular Communications	2,082	2,080	2,077
MB Aerospace Holdings II Corp.	01/22/2025	5.38%	L+ 3.50	1.00%	Aerospace and Defense	1,995	1,985	2,016
McGraw-Hill Global Education Holdings, LLC	05/04/2022	5.88%	L+ 4.00	1.00%	Publishing	1,972	1,962	1,953
Mirion Technologies, Inc.	03/31/2022	7.05%	L+ 4.75	1.00%	Utilities	1,980	1,982	1,978
MND Holdings III Corp (6)	06/19/2024	6.05%	L+ 3.75	1.00%	Consumer Products	1,787	1,778	1,807
Mohegan Tribal Gaming Authority	10/13/2023	5.88%	L+ 4.00	1.00%	Lodging and Casinos	1,447	1,465	1,446
Murray Energy Corporation	04/16/2020	9.55%	L+ 7.25	1.00%	Nonferrous Metals/Minerals	984	955	835
Navicure, Inc.	11/01/2024	5.63%	L+ 3.75	1.00%	Health Care	1,995	1,986	2,007

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2018
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —129.4% of Net Assets
Navitas Midstream Midland Basin, LLC	12/13/2024	6.29%	L+ 4.50	1.00%	Oil and Gas	1,995	1,985	1,999
NFP Corp	01/08/2024	4.88%	L+ 3.00	1.00%	Diversified Insurance	2,469	2,459	2,480
nThrive, Inc.	10/20/2022	6.38%	L+ 4.50	1.00%	Health Care	1,975	1,975	1,983
Oak Parent, Inc. (6)	10/26/2023	6.38%	L+ 4.50	1.00%	Clothing/Textiles	1,331	1,323	1,271
Optiv Inc.	02/01/2024	5.13%	L+ 3.25	1.00%	Business Equipment and Services	1,031	1,029	998
PAE Holding Corporation	10/20/2022	7.49%	L+ 5.50	1.00%	Aerospace and Defense	536	528	540
Patterson Medical Supply, Inc.	08/29/2022	6.54%	L+ 4.75	1.00%	Health Care	1,993	1,971	1,938
PetSmart, Inc.	03/11/2022	4.68%	L+ 3.00	1.00%	Retailers (except Food and Drug)	481	480	385
Pike Corporation (7)	03/23/2025	4.50%	L+ 3.50	1.00%	Utilities	1,500	1,496	1,516
Plaskolite, LLC (6)	11/03/2022	6.30%	L+ 4.00	1.00%	Chemical/Plastics	1,397	1,393	1,401
Plaze, Inc.	07/31/2022	5.80%	L+ 3.50	1.00%	Chemical/Plastics	815	815	824
Pregis Holding I Corporation	05/20/2021	5.80%	L+ 3.50	1.00%	Chemical/Plastics	1,341	1,328	1,346
Project Alpha Intermediate Holding, Inc.	04/26/2024	5.04%	L+ 3.50	1.00%	Technology	1,751	1,744	1,731
Renaissance Learning, Inc.	04/09/2021	6.05%	L+ 3.75	1.00%	Electronics/Electric	1,906	1,906	1,918
SciQuest, Inc. (6)	12/28/2024	5.88%	L+ 4.00	1.00%	Technology	2,500	2,488	2,513
Serta Simmons Bedding, LLC	11/08/2023	5.19%	L+ 3.50	1.00%	Home Furnishings	1,980	1,972	1,797
St. George's University Scholastic Services LLC	07/06/2022	5.63%	L+ 3.75	1.00%	Education	2,466	2,466	2,492
StandardAero Aviation Holdings, Inc.	07/07/2022	5.63%	L+ 3.75	1.00%	Aerospace and Defense	1,151	1,146	1,163
Sterigenics-Nordion Topco LLC	05/15/2022	4.88%	L+ 3.00	1.00%	Health Care	884	879	885
Strategic Partners Acquisition Corp. (6)	06/30/2023	5.63%	L+ 3.75	1.00%	Clothing/Textiles	1,910	1,910	1,929
Summit Midstream Partners Holdings, LLC (3) (6)	05/13/2022	7.88%	L+ 6.00	1.00%	Oil and Gas	539	534	546
Syniverse Holdings Inc	03/09/2023	6.72%	L+ 5.00	1.00%	Telecommunications	1,000	990	1,013
Thermasys Corp.	05/03/2019	5.70%	L+ 4.00	1.25%	Industrial Equipment	426	426	415
TIBCO Software Inc	12/04/2020	5.38%	L+ 3.50	1.00%	Business Equipment and Services	1,482	1,492	1,490
TravelCLICK, Inc. (6)	05/06/2021	5.88%	L+ 4.00	1.00%	Food Service	536	525	539
Traverse Midstream Partners LLC	09/27/2024	5.85%	L+ 4.00	1.00%	Oil and Gas	1,495	1,488	1,506
Tricorbraun Holdings, Inc.	11/30/2023	5.97%	L+ 3.75	1.00%	Containers and Glass Products	90	91	91
Tricorbraun Holdings, Inc.	11/30/2023	6.05%	L+ 3.75	—%	Containers and Glass Products	898	913	904
Truck Hero, Inc.	04/22/2024	6.22%	L+ 4.00	1.00%	Automotive	2,627	2,606	2,645
Turbocombustor Technology, Inc. (6)	12/02/2020	6.80%	L+ 4.50	1.00%	Aerospace and Defense	3,351	3,338	3,284
TVC Albany, Inc.	09/18/2024	6.30%	L+ 4.00	1.00%	Utilities	1,995	1,995	2,010
Vantage Specialty Chemicals, Inc.	10/28/2024	6.30%	L+ 4.00	1.00%	Chemical/Plastics	669	666	676
Veritas US Inc. (3)	01/27/2023	6.80%	L+ 4.50	1.00%	Electronics/Electric	1,978	1,941	1,972
VF Holding Corp.	06/30/2023	5.13%	L+ 3.25	1.00%	Insurance	1,036	1,032	1,046
West Corporation (7)	10/10/2024	4.50%	L+ 3.50	1.00%	Conglomerates	2,462	2,458	2,468
Woodford Express, LLC	01/27/2025	6.88%	L+ 5.00	1.00%	Energy	2,000	1,980	1,975
WP CPP Holdings, LLC	12/28/2019	5.27%	L+ 3.50	1.00%	Aerospace and Defense	2,378	2,376	2,380
YI, LLC (6)	11/07/2024	6.30%	L+ 4.00	1.00%	Health Care	1,420	1,413	1,427
YI, LLC (6) (9)	11/07/2024	6.30%	L+ 4.00	1.00%	Health Care	553	199	204

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2018
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —129.4% of Net Assets
Zest Acquisition Corp. (6)	03/14/2025	5.61%	L+ 3.50	—%	Health Care	2,000	1,990	2,010
Total First Lien Floating Rate Loans						$172,573	$170,798	$169,620
Second Lien Floating Rate Loans —9.9% of Net Assets
Advantage Sales & Marketing Inc.	07/25/2022	8.27%	L+ 6.50	1.00%	Business Equipment and Services	$1,000	$996	$963
Albany Molecular Research, Inc.	08/30/2025	8.88%	L+ 7.00	1.00%	Health Care	3,002	3,054	3,027
Almonde Inc (3)	06/13/2025	9.23%	L+ 7.25	1.00%	Technology	609	603	605
Anchor Glass Container Corporation (6)	12/07/2024	9.49%	L+ 7.75	1.00%	Containers and Glass Products	500	496	490
Applied Systems, Inc.	09/19/2025	9.30%	L+ 7.00	1.00%	Technology	344	344	357
Asurion, LLC	08/04/2025	7.88%	L+ 6.00	—%	Diversified Insurance	567	567	583
AVSC Holding Corp.	09/01/2025	9.26%	L+ 7.25	1.00%	Service & Equipment	576	573	580
BJ's Wholesale Club, Inc.	02/03/2025	9.19%	L+ 7.50	1.00%	Food/Drug Retailers	845	826	850
CH Hold Corp. (6)	02/03/2025	9.13%	L+ 7.25	1.00%	Automotive	149	148	151
Checkout Holding Corp.	04/11/2022	8.63%	L+ 6.75	1.00%	Business Equipment and Services	1,000	1,001	205
Hyland Software Inc.	07/07/2025	8.88%	L+ 7.00	0.75%	Electronics/Electric	605	604	613
Jazz Acquisition, Inc.	06/19/2022	9.05%	L+ 6.75	1.00%	Aerospace and Defense	1,250	1,252	1,182
Navicure, Inc. (6)	10/31/2025	9.38%	L+ 7.50	1.00%	Health Care	500	495	503
Optiv Inc. (6)	01/31/2025	9.13%	L+ 7.25	1.00%	Business Equipment and Services	444	443	431
ProAmpac PG Borrower LLC	11/18/2024	10.35%	L+ 8.50	1.00%	Containers and Glass Products	500	494	510
Ranpak Corp. (6)	10/03/2022	9.07%	L+ 7.25	1.00%	Containers and Glass Products	820	819	826
Solenis International, L.P.	07/31/2022	8.73%	L+ 6.75	1.00%	Chemical/Plastics	500	499	477
Vantage Specialty Chemicals, Inc.	10/27/2025	10.02%	L+ 8.25	1.00%	Chemical/Plastics	125	123	126
WP CPP Holdings, LLC	04/30/2021	9.52%	L+ 7.75	1.00%	Aerospace and Defense	493	498	491
Total Second Lien Floating Rate Loans						$13,829	$13,835	$12,970
CLO Equity —32.0% of Net Assets
AMMC 2017-21A, Subordinated Notes (3) (4) (6)	11/02/2030	11.70%				$2,750	$2,616	$2,498
Apidos CLO XIV, Income Notes (3) (4) (6)	04/15/2025	—%				5,900	1,298	193
Apidos CLO XVIII, Income Notes (3) (4) (6)	07/22/2026	4.64%				2,500	1,671	1,433
Apidos CLO XXVII, Income Notes (3) (4) (6)	07/17/2030	8.11%				5,000	4,249	4,066
Ares XXIX CLO Ltd., Subordinated Notes (3) (4) (6)	04/17/2026	6.39%				4,750	3,179	2,180
Avery Point II CLO, Income Notes (3) (4) (6)	07/17/2025	—%				3,200	1,347	48
Babson 2015-1, Income Notes (3) (4) (6)	01/20/2031	17.35%				2,840	2,039	1,934
Carlyle Global Market Strategies CLO 2015-3, LTD., Subordinated Notes (3) (4) (6)	07/28/2028	9.65%				3,000	2,242	2,357
Carlyle Global Market Strategies CLO 2017-3, LTD., Subordinated Notes (3) (4) (6)	07/20/2029	9.31%				2,000	1,772	1,846

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2018
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity (continued) — 32.0% of Net Assets
Cent CLO 18 Limited, Subordinated Notes (3) (4) (6)	07/23/2025	26.94%				4,675	3,114	2,578
Cent CLO 19 Limited, Subordinated Notes (3) (4) (6)	10/29/2025	12.42%				2,750	2,056	1,591
Dryden 30 Senior Loan Fund, Subordinated Notes (3) (4) (6)	11/15/2028	19.54%				2,500	1,390	1,423
Dryden 30A Senior Loan Fund, Subordinated Notes (3) (4) (6)	11/15/2028	18.54%				250	126	142
Dryden 38 Senior Loan Fund, Subordinated Notes (3) (4) (6)	07/15/2027	8.12%				3,000	2,297	2,166
Galaxy XVI CLO, Ltd., Subordinated Notes (3) (4) (6)	11/16/2025	11.00%				2,750	1,718	1,174
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3) (4) (6)	10/20/2029	10.87%				1,401	843	840
Magnetite VIII, Limited, Subordinated Notes (3) (4) (6)	04/15/2026	7.31%				3,000	2,103	1,513
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3) (4) (6)	10/15/2029	10.77%				3,410	1,945	1,870
Octagon Investment Partners XX, Ltd., Subordinated Notes (3) (4) (6)	08/12/2026	6.62%				2,500	1,684	1,254
OZLM XIX, Subordinated Notes (3) (4) (6)	11/22/2030	8.60%				1,500	1,404	1,326
OZLM XXI, Subordinated Notes (3) (4) (6)	01/20/2031	8.57%				1,750	1,630	1,592
Venture XVIII CLO, Subordinated Notes (3) (4) (6)	10/15/2029	12.30%				1,750	1,248	1,303
Voya 2017-2, Subordinated Notes (3) (4) (6)	06/07/2030	8.31%				2,000	1,785	1,806
Voya CLO 2017-4, Subordinated Notes, (3) (4) (6)	10/15/2030	8.31%				2,270	2,307	2,245
Wind River CLO 2014-1, Ltd. (3) (4) (6)	04/18/2026	5.12%				5,050	3,338	2,599
Total CLO Equity						$72,496	$49,401	$41,977
Common Equity —0.1% of Net Assets
Ameriforge Group Inc., Common Equity (1,570 shares) (6) (11)						2	—	75
Total Common Equity						$2	$—	$75
Warrants —0.0% of Net Assets
Ameriforge Group Inc., Warrants (4,984 shares) (6) (11)						5	—	—
Total Warrants						$5	$—	$—
Total Non-Control/Non-Affiliate Investments (8) —171.4% of Net Assets						$258,905	$234,034	$224,642
Liabilities in Excess of Other Assets — (71.4%) of Net Assets								(93,571)
Net Assets — 100.0%								$131,071

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of March 31, 2018. For each CLO investment we have provided the yield as of March 31, 2018 determined using the effective interest method that will be applied to the current amortized cost of the investment in the following quarter. See “Note 2 - Significant Accounting Policies” to the consolidated financial statements regarding the recognition of investment income on CLOs.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically the London Interbank Offered Rate (“LIBOR” or “L”) or the prime index rate (“PRIME” or “P”), and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2018, qualifying assets represented 77% of total assets at fair value.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
MARCH 31, 2018
(unaudited, in thousands)

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

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)	All or a portion of this position has not settled as of March 31, 2018.

(8)
Net estimated unrealized loss for federal income tax purposes was $12,078 as of March 31, 2018 based on a tax cost of $236,720. Estimated aggregate gross unrealized loss for federal income tax purposes as of March 31, 2018 is $14,247; estimated aggregate gross unrealized gain for federal income tax purposes as of March 31, 2018 was $2,169.

(9)
As of March 31, 2018, the Company had the following commitments to fund various delayed draw “Senior Floating Rate Loans” or “SFRLs.” Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 10 to the consolidated financial statements for further information on delayed draw loan commitments.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments
Access CIG, LLC	$432	$—	$432
YI, LLC	553	(201)	352
	$985	$(201)	$784

(10)	Investment was placed on non-accrual status as of March 31, 2018.

(11)	Non-income producing.

(12)
All of the Company’s portfolio company investments, which as of March 31, 2018 represented 171.4% of the Company’s net assets or 96.9% of the Company’s total assets, were subject to legal restrictions on sales.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2017
(in thousands)

Description (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —130.6% of Net Assets (5)
1A Smart Start LLC (6) (7)	2/21/2022	6.19%	L+ 4.50	1.00%	Electronics/Electric	$753	$751	$754
24 Hour Fitness Worldwide, Inc.	5/28/2021	5.44%	L+ 3.75	1.00%	Leisure Goods/Activities/Movies	1,932	1,928	1,937
Academy, Ltd.	7/1/2022	5.57%	L+ 4.00	1.00%	Retailers (except Food and Drug)	895	807	709
Acosta, Inc.	9/26/2021	4.82%	L+ 3.25	1.00%	Business Equipment and Services	2,425	2,401	2,142
Acrisure, LLC	11/22/2023	5.65%	L+ 4.25	1.00%	Banking, Finance & Insurance	330	329	334
Advanced Integration Technology LP (6)	4/3/2023	6.32%	L+ 4.75	1.00%	Industrial Equipment	1,985	1,985	2,000
Aegis Toxicology Sciences Corporation	2/24/2021	6.17%	L+ 4.50	1.00%	Health Care	1,608	1,603	1,558
Air Medical Group Holdings, Inc.	4/28/2022	4.94%	L+ 3.25	1.00%	Health Care	1,950	1,953	1,946
Air Medical Group Holdings, Inc.	4/28/2022	5.67%	L+ 4.00	1.00%	Health Care	496	494	497
Albertson's LLC	12/21/2022	4.67%	L+ 3.00	0.75%	Food/Drug Retailers	980	961	962
American Residential Services, LLC	6/30/2022	5.57%	L+ 4.00	1.00%	Ecological Services and Equipment	1,980	1,975	1,987
American Tire Distributors, Inc.	9/1/2021	5.82%	L+ 4.25	1.00%	Retailers (except Food and Drug)	956	953	964
AqGen Ascensus, Inc.	12/5/2022	5.69%	L+ 4.00	1.00%	Financial Intermediaries	1,719	1,675	1,728
Arctic Glacier U.S.A., Inc.	3/20/2024	5.82%	L+ 4.25	1.00%	Food Products	993	988	1,005
Ardent Legacy Acquisitions, Inc.	8/4/2021	7.07%	L+ 5.50	1.00%	Health Care	321	319	322
Argon Medical Devices, Inc. (7)	10/27/2024	5.25%	L+ 4.25	1.00%	Health Care	1,500	1,493	1,512
AssuredPartners, Inc.	10/22/2024	5.07%	L+ 3.50	—%	Insurance	1,327	1,327	1,337
BCP Raptor, LLC	6/24/2024	5.73%	L+ 4.25	1.00%	Energy	1,095	1,071	1,101
BCPE Eagle Buyer LLC (6)	3/16/2024	5.82%	L+ 4.25	1.00%	Health Care	1,290	1,278	1,264
Big Jack Holdings LP (6)	4/5/2024	5.57%	L+ 4.00	1.00%	Food/Drug Retailers	1,858	1,850	1,865
BJ's Wholesale Club, Inc.	2/3/2024	4.95%	L+ 3.50	1.00%	Food/Drug Retailers	1,894	1,891	1,866
Blackboard, Inc.	6/30/2021	6.35%	L+ 5.00	1.00%	Electronics/Electric	2,387	2,387	2,369
Brand Energy & Infrastructure Services, Inc.	6/21/2024	5.61%	L+ 4.25	1.00%	Oil and Gas	2,483	2,459	2,495
Calceus Acquisition, Inc.	1/31/2020	5.57%	L+ 4.00	1.00%	Clothing/Textiles	2,286	2,289	2,143
Catalina Marketing Corporation	4/9/2021	5.07%	L+ 3.50	1.00%	Business Equipment and Services	2,388	2,387	1,883
CB Poly Investments, LLC	8/16/2023	6.32%	L+ 4.75	1.00%	Clothing/Textiles	1,731	1,719	1,745
Central Security Group, Inc.	10/6/2021	7.19%	L+ 5.63	1.00%	Electronics/Electric	1,995	2,009	2,005
Charter NEX US, Inc.	5/16/2024	4.82%	L+ 3.25	1.00%	Manufacturing	597	594	599
CIBT Global, Inc.	6/1/2024	5.44%	L+ 3.75	1.00%	Service & Equipment	995	993	1,000
Comfort Holding, LLC	2/5/2024	6.18%	L+ 4.75	1.00%	Home Furnishings	2,252	2,240	2,056
CT Technologies Intermediate Holdings, Inc.	12/1/2021	5.82%	L+ 4.25	1.00%	Electronics/Electric	488	486	487
DiversiTech Holdings, Inc.	6/3/2024	5.20%	L+ 3.50	1.00%	Industrials	1,990	1,985	2,002
DJO Finance LLC	6/8/2020	4.59%	L+ 3.25	1.00%	Health Care	992	976	981
DTI Holdco, Inc.	10/2/2023	6.63%	L+ 5.25	1.00%	Electronics/Electric	742	741	742
Dynacast International LLC	1/28/2022	4.94%	L+ 3.25	1.00%	Industrial Equipment	531	531	535
Eastern Power, LLC	10/2/2023	5.32%	L+ 3.75	1.00%	Utilities	1,885	1,876	1,904
ECi Software Solutions, Inc.	9/27/2024	5.94%	L+ 4.25	1.00%	Technology	1,496	1,482	1,511
EIG Investors Corp. (3)	2/9/2023	5.46%	L+ 4.00	1.00%	Electronics/Electric	2,244	2,238	2,261
Epicor Software Corporation	6/1/2022	5.32%	L+ 3.75	1.00%	Electronics/Electric	1,949	1,936	1,956

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2017
(in thousands)

Description (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —130.6% of Net Assets (5)
ExamWorks Group, Inc.	7/27/2023	4.82%	L+ 3.25	1.00%	Business Equipment and Services	$988	$991	$995
Fairmount Santrol Inc.	11/1/2022	7.69%	L+ 6.00	1.00%	Nonferrous Metals/Minerals	1,811	1,785	1,837
FHC Health Systems, Inc.	12/23/2021	5.57%	L+ 4.00	1.00%	Health Care	1,477	1,461	1,449
Flexera Software LLC	4/2/2020	5.07%	L+ 3.50	1.00%	Electronics/Electric	993	993	999
Genesys Telecommunications Laboratories, Inc	12/1/2023	5.44%	L+ 3.75	—%	Business Equipment and Services	496	490	500
Go Wireless Inc. (7)	12/24/2024	7.50%	L+ 6.50	1.00%	Telecommunications	1,469	1,454	1,458
HGIM Corp. (6) (10)	6/18/2020	7.75%	L+ 3.50	1.00%	Surface Transport	1,444	1,449	570
Hummel Station LLC (6)	10/27/2022	7.57%	L+ 6.00	1.00%	Energy	2,000	1,883	1,900
Hyland Software, Inc.	7/1/2022	4.82%	L+ 3.25	0.75%	Electronics/Electric	2,440	2,425	2,460
IBC Capital Limited (3)	9/9/2021	5.29%	L+ 3.75	1.00%	Business Equipment and Services	987	980	989
Immucor, Inc.	6/15/2021	6.57%	L+ 5.00	1.00%	Conglomerates	2,488	2,465	2,533
Indra Holdings Corp.	5/1/2021	5.63%	L+ 4.25	1.00%	Clothing/Textiles	1,185	1,180	701
Infoblox Inc.	11/7/2023	6.57%	L+ 5.00	1.00%	Electronics/Electric	1,920	1,894	1,935
Informatica Corporation	8/5/2022	5.19%	L+ 3.50	1.00%	Electronics/Electric	1,928	1,925	1,937
Information Resources, Inc.	1/18/2024	5.62%	L+ 4.25	1.00%	Business Equipment and Services	2,413	2,403	2,429
Innovative XCessories & Services LLC (6) (7)	11/29/2022	6.21%	L+ 4.75	1.00%	Automotive	1,997	1,987	2,022
IPC Corp. (6)	8/6/2021	5.88%	L+ 4.50	1.00%	Telecommunications	1,459	1,455	1,433
JAGGAER, Inc. (6) (7)	12/21/2024	5.00%	L+ 4.00	1.00%	Technology	2,500	2,487	2,494
Jazz Acquisition, Inc.	6/19/2021	5.19%	L+ 3.50	1.00%	Aerospace and Defense	1,932	1,935	1,891
JC Penney Co Inc (3)	6/23/2023	5.73%	L+ 4.25	1.00%	Retailers (except Food and Drug)	731	734	686
Jo-Ann Stores, Inc.	10/20/2023	6.55%	L+ 5.00	1.00%	Retailers (except Food and Drug)	564	555	545
KEMET Corporation (3), (6)	4/26/2024	7.57%	L+ 6.00	1.00%	Electronics	2,712	2,678	2,742
Kingpin Intermediate Holdings LLC (6)	7/3/2024	5.73%	L+ 4.25	1.00%	Service & Equipment	871	867	881
Kronos Acquisition Intermediate Inc.	8/26/2022	6.17%	L+ 4.50	1.00%	Cosmetics/Toiletries	711	699	717
Kronos Incorporated (3)	11/1/2023	4.90%	L+ 3.50	1.00%	Electronics/Electric	2,277	2,270	2,295
LANDesk Software Group, Inc.	1/20/2024	5.82%	L+ 4.25	1.00%	Electronics/Electric	2,583	2,567	2,463
Learning Care Group (US) No. 2 Inc. (6)	5/5/2021	5.33%	L+ 4.00	1.00%	Business Equipment and Services	987	987	994
Legalzoom.com, Inc. (6)	11/21/2024	5.94%	L+ 4.50	1.00%	Technology	1,931	1,912	1,936
Liberty Cablevision of Puerto Rico LLC	1/7/2022	4.86%	L+ 3.50	1.00%	Cable and Satellite Television	1,000	995	973
LSF9 Atlantis Holdings LLC	5/1/2023	7.36%	L+ 6.00	1.00%	Telecommunications/Cellular Communications	2,095	2,094	2,106
MB Aerospace Holdings II Corp. (7)	12/28/2024	5.00%	L+ 4.00	1.00%	Aerospace and Defense	2,000	1,990	2,005
McGraw-Hill Global Education Holdings, LLC	5/4/2022	5.57%	L+ 4.00	1.00%	Publishing	1,976	1,966	1,977
Meter Readings Holdings, LLC (6)	8/29/2023	7.23%	L+ 5.75	1.00%	Electronics/Electric	658	650	662
Mirion Technologies, Inc.	3/31/2022	6.44%	L+ 4.75	1.00%	Utilities	1,985	1,987	1,985
MND Holdings III Corp (6)	6/19/2024	5.44%	L+ 3.75	1.00%	Consumer Products	1,791	1,783	1,804
Mohegan Tribal Gaming Authority	10/13/2023	5.57%	L+ 4.00	1.00%	Lodging and Casinos	1,489	1,508	1,504
Murray Energy Corporation	4/16/2020	8.94%	L+ 7.25	1.00%	Nonferrous Metals/Minerals	986	954	872

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2017
(in thousands)

Description (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —130.6% of Net Assets (5)
Navicure, Inc. (6)	11/1/2024	5.11%	L+ 3.75	1.00%	Health Care	$2,000	$1,990	$2,000
Navitas Midstream Midland Basin, LLC (6)	12/13/2024	5.98%	L+ 4.50	1.00%	Oil and Gas	2,000	1,990	2,008
NFP Corp	1/8/2024	4.85%	L+ 3.50	1.00%	Diversified Insurance	2,475	2,464	2,491
nThrive, Inc.	10/20/2022	6.07%	L+ 4.50	1.00%	Health Care	1,980	1,980	1,987
Oak Parent, Inc. (6)	10/26/2023	6.07%	L+ 4.50	1.00%	Clothing/Textiles	1,335	1,326	1,274
Omnitracs, LLC	11/25/2020	5.45%	L+ 3.75	1.00%	Electronics/Electric	982	971	992
Onex Carestream Finance LP	6/7/2019	5.69%	L+ 4.00	1.00%	Health Care	771	772	773
Optiv Inc.	2/1/2024	4.63%	L+ 3.25	1.00%	Business Equipment and Services	1,034	1,032	968
PAE Holding Corporation	10/20/2022	7.12%	L+ 5.50	1.00%	Aerospace and Defense	543	534	547
Patterson Medical Supply, Inc. (6)	8/29/2022	6.23%	L+ 4.75	1.00%	Health Care	1,997	1,975	1,918
PetSmart, Inc.	3/11/2022	4.57%	L+ 3.00	1.00%	Retailers (except Food and Drug)	483	481	385
Plaskolite, LLC (6)	11/3/2022	5.69%	L+ 4.00	1.00%	Chemical/Plastics	1,397	1,392	1,408
Plaze, Inc.	7/31/2022	5.19%	L+ 3.50	1.00%	Chemical/Plastics	818	817	826
Pregis Holding I Corporation	5/20/2021	5.19%	L+ 3.50	1.00%	Chemical/Plastics	1,344	1,330	1,350
Presidio, Inc.	2/2/2022	4.59%	L+ 3.25	1.00%	Electronics/Electric	1,050	1,050	1,055
PrimeLine Utility Services LLC	11/14/2022	6.88%	L+ 5.50	1.00%	Utilities	1,095	1,088	1,102
Project Alpha Intermediate Holding, Inc.	4/26/2024	5.04%	L+ 3.50	1.00%	Technology	1,756	1,748	1,721
Renaissance Learning, Inc.	4/9/2021	5.44%	L+ 3.75	1.00%	Electronics/Electric	1,911	1,911	1,926
Serta Simmons Bedding, LLC	11/8/2023	4.84%	L+ 3.50	1.00%	Home Furnishings	1,985	1,977	1,827
SMS System Maintenance Services, Inc.	10/30/2023	6.57%	L+ 5.00	1.00%	Business Equipment and Services	1,980	1,971	1,703
Solera, LLC (3)	3/3/2023	4.82%	L+ 3.25	1.00%	Electronics/Electric	939	928	946
StandardAero Aviation Holdings, Inc.	7/7/2022	5.32%	L+ 3.75	1.00%	Aerospace and Defense	1,154	1,149	1,165
Sterigenics-Nordion Holdings, LLC	5/15/2022	4.57%	L+ 3.00	1.00%	Health Care	887	881	887
Strategic Partners Acquisition Corp. (6)	6/30/2023	6.07%	L+ 4.50	1.00%	Clothing/Textiles	1,910	1,910	1,922
Summit Midstream Partners Holdings, LLC (3)	5/13/2022	7.57%	L+ 6.00	1.00%	Oil and Gas	563	558	574
Syniverse Holdings, Inc	4/23/2019	4.57%	L+ 3.00	1.00%	Telecommunications	1,464	1,451	1,442
TCH-2 Holdings, LLC	5/6/2021	5.57%	L+ 4.00	1.00%	Electronics/Electric	538	525	542
The Edelman Financial Center, LLC	11/11/2024	5.65%	L+ 4.25	1.00%	Banking, Finance & Insurance	1,538	1,535	1,559
Thermasys Corp.	5/3/2019	5.35%	L+ 4.00	1.25%	Industrial Equipment	429	429	405
TIBCO Software Inc	12/4/2020	5.07%	L+ 3.50	1.00%	Business Equipment and Services	1,486	1,497	1,492
Traverse Midstream Partners LLC	9/21/2024	5.85%	L+ 4.00	1.00%	Oil and Gas	1,495	1,488	1,517
Tricorbraun Holdings, Inc.	11/30/2023	5.39%	L+ 3.75	1.00%	Containers and Glass Products	900	916	899
Tricorbraun Holdings, Inc.	11/30/2023	5.44%	L+ 3.75	—%	Containers and Glass Products	91	91	91
Truck Hero, Inc.	4/22/2024	5.64%	L+ 4.00	1.00%	Automotive	2,633	2,612	2,637
Turbocombustor Technology, Inc. (6)	12/2/2020	5.83%	L+ 4.50	1.00%	Aerospace and Defense	3,360	3,346	3,310
U.S. Renal Care, Inc.	12/30/2022	5.94%	L+ 4.25	1.00%	Health Care	490	486	484
University Support Services LLC	7/6/2022	5.82%	L+ 4.25	1.00%	Health Care	1,133	1,133	1,148
Vantage Specialty Chemicals, Inc.	10/28/2024	5.37%	L+ 4.00	1.00%	Chemical/Plastics	671	668	677
Veritas US Inc. (3)	1/27/2023	6.19%	L+ 4.50	1.00%	Electronics/Electric	1,983	1,944	1,990

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2017
(in thousands)

Description (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —130.6% of Net Assets (5)
VF Holding Corp.	6/30/2023	4.82%	L+ 3.25	1.00%	Insurance	$1,039	$1,035	$1,048
WP CPP Holdings, LLC	12/28/2019	4.88%	L+ 3.50	1.00%	Aerospace and Defense	2,383	2,382	2,388
YI, LLC (6)	11/7/2024	5.69%	L+ 4.00	1.00%	Health Care	1,423	1,416	1,421
YI, LLC (6) (9)	11/7/2024	5.00%	L+ 4.00	1.00%	Health Care	553	(3)	(1)
Total First Lien Floating Rate Loans						$174,990	$173,374	$170,947
Second Lien Floating Rate Loans —11% of Net Assets (5)
Advantage Sales & Marketing Inc.	7/25/2022	7.88%	L+ 6.50	1.00%	Business Equipment and Services	$1,000	$995	$940
Albany Molecular Research, Inc. (7)	8/30/2025	8.57%	L+ 7.00	1.00%	Health Care	3,002	3,055	2,961
Almonde Inc (3)	6/13/2025	8.73%	L+ 7.25	1.00%	Technology	609	603	612
Anchor Glass Container Corporation	12/7/2024	9.18%	L+ 7.75	1.00%	Containers and Glass Products	500	496	507
Applied Systems, Inc.	9/19/2025	8.69%	L+ 7.00	1.00%	Technology	344	344	357
Asurion, LLC	8/4/2025	7.57%	L+ 6.00	—%	Diversified Insurance	567	567	583
BJ's Wholesale Club, Inc.	2/3/2025	8.95%	L+ 7.50	1.00%	Food/Drug Retailers	845	825	827
CH Hold Corp. (6)	2/3/2025	8.82%	L+ 7.25	1.00%	Automotive	149	148	152
Checkout Holding Corp.	4/11/2022	8.32%	L+ 6.75	1.00%	Business Equipment and Services	1,000	1,001	415
Del Monte Foods, Inc. (3)	8/18/2021	9.06%	L+ 7.25	1.00%	Food Products	1,500	1,499	703
Hyland Software Inc.	7/7/2025	8.57%	L+ 7.00	0.75%	Electronics/Electric	298	297	306
Jazz Acquisition, Inc.	6/19/2022	8.44%	L+ 6.75	1.00%	Aerospace and Defense	1,250	1,254	1,182
Navicure, Inc. (6)	10/31/2025	8.86%	L+ 7.50	1.00%	Health Care	500	495	504
NVA Holdings, Inc.	8/14/2022	8.69%	L+ 7.00	1.00%	Health Care	1,500	1,506	1,512
Optiv Inc.	1/31/2025	8.63%	L+ 7.25	1.00%	Business Equipment and Services	444	442	401
ProAmpac PG Borrower LLC	11/18/2024	9.94%	L+ 8.50	1.00%	Containers and Glass Products	500	494	510
Ranpak Corp. (6)	10/3/2022	8.75%	L+ 7.25	1.00%	Containers and Glass Products	840	840	836
Solenis International, L.P.	7/31/2022	8.23%	L+ 6.75	1.00%	Chemical/Plastics	500	499	480
Vantage Specialty Chemicals, Inc. (6)	10/27/2025	9.62%	L+ 8.25	1.00%	Chemical/Plastics	125	123	123
WP CPP Holdings, LLC	4/30/2021	9.13%	L+ 7.75	1.00%	Aerospace and Defense	493	498	490
Total Second Lien Floating Rate Loans						$15,966	$15,981	$14,401
CLO Equity —33.5% of Net Assets
AMMC CLO 21, Subordinated Notes (3) (4) (6)	11/2/2030	12.22%				$2,750	$2,548	$2,527
Apidos CLO XIV, Income Notes (3) (4) (6)	4/15/2025	—%				5,900	1,342	295
Apidos CLO XVIII, Income Notes (3) (4) (6)	7/22/2026	6.71%				2,500	1,696	1,439
Apidos CLO XXVII, Income Notes (3) (4) (6)	7/17/2030	10.23%				5,000	4,630	4,446
Ares XXIX CLO Ltd., Subordinated Notes (3) (4) (6)	4/17/2026	6.68%				4,750	3,237	2,305
Avery Point II CLO, Income Notes (3) (4) (6)	7/17/2025	7.53%				3,200	1,669	373
Babson 2015-1, Income Notes (3) (4) (6)	4/20/2027	14.58%				2,500	1,844	1,359
Betony CLO, Ltd., Subordinated Notes (3) (4) (6)	4/15/2027	5.69%				2,500	1,785	972
Carlyle Global Market Strategies CLO 2015-3, LTD., Subordinated Notes (3) (4) (6)	7/28/2028	10.54%				3,000	2,253	2,308

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
DECEMBER 31, 2017
(in thousands)

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
(in thousands)

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

(9)
As of December 31, 2017, the Company had the following commitments to fund various delayed draw SFRLs. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 10 to the consolidated financial statements for further information on delayed draw loan commitments.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments
YI, LLC	$553	$—	$553
	$553	$—	$553

(10)	Investment was placed on non-accrual status as of December 31, 2017.

(11)	Non-income producing.

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

On January 3, 2017, Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”), a wholly owned portfolio company of Ares Capital Corporation (NASDAQ: ARCC) (“Ares Capital”) was appointed as our new investment adviser pursuant to the Interim Management Agreement (as defined below), and on such date, we entered into the Interim Management Agreement. On May 19, 2017, a new management agreement with IHAM was approved by our stockholders (the “Management Agreement”). Ares Capital is externally managed by Ares Capital Management LLC, a subsidiary of Ares Management, L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to an investment advisory and management agreement. Our common stock is listed on the NASDAQ Global Select Market, where it trades under the symbol “ACSF.” IHAM is a U.S. Securities and Exchange Commission (the “SEC”) -registered investment adviser that was registered under the Investment Advisers Act of 1940 on March 30, 2012.

See Note 11 for a subsequent event regarding the approval of a Plan of Complete Liquidation and Dissolution of ACSF by ACSF’s board of directors.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. We are an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The Company has reclassified certain prior period amounts to conform to the current year presentation. In the opinion of management, all adjustments and reclassifications which are of a normal recurring nature and considered necessary for the fair presentation of the financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018 and December 31, 2017, all of our investments were non-control/non-affiliate investments.

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

Income determined under GAAP differs from income determined under tax because of both temporary and permanent differences in income and expense recognition, including (i) unrealized gains and losses associated with debt investments marked to fair value for GAAP but excluded from taxable income until realized or settled, (ii) timing differences on income recognition for our CLO equity, (iii) premium amortization and gain adjustments attributable to net built-in gains recognized upon our initial public offering (“IPO”) and (iv) capital losses in excess of capital gains earned in a tax year do not reduce current year taxable income, and generally can be carried forward to offset capital gains.

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

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of March 31, 2018 and December 31, 2017, we had one loan on non-accrual status, which represented 0.6% of the total investments at cost and 0.3% of the total investments at fair value.

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

During the three months ended March 31, 2018, we recorded $0.5 million in reductions to the Reference Amount on three of our CLO equity investments. During the three months ended March 31, 2017, we recorded $3.0 million in reductions to the Reference Amount on seven of our CLO equity investments.

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

Other General and Administrative Expenses

Other general and administrative expenses include audit and tax fees, legal fees, board of directors’ fees, rent, insurance, IT system costs, custody, transfer agent and other operating expenses, some of which are overhead expenses allocated to us by our Manager as discussed in Note 3. These expenses are recognized as incurred on an accrual basis.

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

The Management Agreement provides that our Manager will be compensated for serving as ACSF’s investment adviser at the same rate as in the Interim Management Agreement and the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter with no incentive fee. For the three months ended March 31, 2018 and 2017, we recognized a management fee of $469 and $531, respectively. The portion of the management fee accrued for the first quarter of 2018 remains unpaid and is recorded as a liability on our Consolidated Statement of Assets and Liabilities.

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

    Pursuant to the Management Agreement, the services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us, are provided and paid for by our investment adviser. We are responsible for all other expenses of our operations and transactions, including, but not limited to, costs incurred in connection with formation and capital raising activities; transaction costs incident to the acquisition, disposition, financing, hedging and ownership of our and our subsidiaries' investments; diligence costs incurred for prospective investments; expenses incurred in contracting with third parties; external legal, auditing, accounting, consulting, investor relations, portfolio valuation, brokerage and administrative fees and expenses; the compensation and expenses of our

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

directors who are not employees of our Manager or any of its affiliates and the cost of liability insurance to indemnify our directors and officers and the officers and employees of our Manager and its affiliates who provide services to us; the costs associated with our indebtedness; expenses related to the payment of dividends; costs incurred by the Board and personnel of our Manager or its affiliates for travel on our behalf; expenses relating to communications to holders of our securities, including our website, and in complying with the continuous reporting and other requirements of the SEC and other governmental bodies; tax and license fees applicable to us and our subsidiaries; insurance costs incurred by us and our subsidiaries; transfer agent, custodial, trustee, third party loan administration and exchange listing fees; the costs of printing and mailing proxies and reports to our stockholders; the costs of establishing and maintaining our websites; all cost of organizing, modifying or dissolving our company or any subsidiary and costs in preparation of entering into or exiting any business activity; our pro rata portion of costs associated with any computer software, hardware or information technology services that are used by us or our subsidiaries; our pro rata portion of the costs and expenses incurred with respect to market information systems and publications, research publications and materials used by us or our Manager on our behalf; settlement, clearing, trustee, prime brokerage and custodial fees and expenses relating to us and our subsidiaries; the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency (as such costs relate to us), all taxes and license fees and all insurance costs incurred on behalf of us; the costs of administering our equity incentive plans, if any; and our pro rata portion of rent and overhead expenses of our Manager and its affiliates required for our operations and our subsidiaries. Pursuant to the Management Agreement and the Interim Management Agreement (as applicable), for the three months ended March 31, 2018 and 2017, we recognized $19 and $27, respectively, of rent and overhead expenses that were reimbursable to our Manager.

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

For the three months ended March 31, 2017, our Manager was responsible for $437 of other operating expenses as a result of the first quarter 2017 Voluntary Expense Cap.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Securities Transactions

We may, from time to time, purchase securities from, or sell securities to affiliates of our Manager at fair value on the trade date. During the three months ended March 31, 2018 and 2017, there were no purchases of securities from or sale of securities to affiliates of our Manager.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March, 31
	2018	2017
Numerator — Net Earnings	$3,125	$2,752
Denominator — weighted average shares	10,000	10,000
Net Earnings per share	$0.31	$0.28

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

The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$169,620	$—	$132,382	$37,238
Second lien floating rate loans	12,970	—	10,570	2,400
CLO equity	41,977	—	—	41,977
Common equity	75	—	—	75
Warrants	—	—	—	—
Total Investments	$224,642	$—	$142,952	$81,690

	December 31, 2017
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$170,947	$—	$132,364	$38,583
Second lien floating rate loans	14,401	—	12,786	1,615
CLO equity	43,828	—	—	43,828
Common equity	64	—	—	64
Warrants	—	—	—	—
Total Investments	$229,240	$—	$145,150	$84,090

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2018, as well as the portion of net unrealized gain (loss) for the three months ended March 31, 2018 related to those assets still held as of March 31, 2018:

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Warrants	Total
Beginning Balance – December 31, 2017	$38,583	$1,615	$43,828	$64	$—	$84,090
Purchases	4,157	—	181	—	—	4,338
Sales	—	—	(963)	—	—	(963)
Repayments (1)	(1,357)	(20)	(2,266)	—	—	(3,643)
Amortization/accretion and CLO income accrual (2)	10	—	1,361	—	—	1,371
Transfers out (3)	(11,848)	(123)	—	—	—	(11,971)
Transfers in (3)	7,572	907	—	—	—	8,479
Net realized gain (loss)	9	—	(784)	—	—	(775)
Net unrealized gain	112	21	620	11	—	764
Ending Balance – March 31, 2018	$37,238	$2,400	$41,977	$75	$—	$81,690
Net change in unrealized gain (loss) attributable to our Level 3 assets still held as of March 31, 2018	$131	$21	$(193)	$10	$—	$(31)

(1)	Includes total cash distributions from CLO equity investments.

(2)	Includes amortization/accretion of discount/premium on the loan portfolio and income accrued on the CLOs using the effective interest method during the three months ended March 31, 2018.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period. Transfers into Level 3 for SFRLs were due to an accounting policy change to classify vendor priced securities with only one broker quote supporting the price as a Level 3 investment beginning in the first quarter of 2018.

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2017, as well as the portion of net unrealized gain (loss) for the three months ended March 31, 2017 related to those assets still held as of March 31, 2017:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Total
December 31, 2016 (1)	$—	$554	$41,329	$16	$41,899
Purchases	10,546	1,010	1,540	—	13,096
Sales	—	—	—	(9)	(9)
Repayments (1)	882	—	(2,646)	—	(1,764)
Amortization/accretion and CLO income accrual(3)	2	—	1,835	—	1,837
Transfers out (4)	—	(554)	—	—	(554)
Transfers in (4)	17,509	1,357	—	—	18,866
Net realized gain (loss)	(11)	—	—	9	(2)
Net unrealized gain (loss)	185	15	(27)	(16)	157
Ending Balance – March 31, 2017	$29,113	$2,382	$42,031	$—	$73,526
Net change in unrealized gain (loss) attributable to our Level 3 assets still held as of March 31, 2017	$165	$15	$(163)	$(16)	$1

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

(4)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period. Transfers into Level 3 for SFRLs were due to an accounting policy change to classify vendor priced securities with only one broker quote supporting the price as a Level 3 investment beginning in the first quarter of 2017.

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of March 31, 2018:

				Range
	Fair Value	Valuation Techniques/ Methodology	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
First lien floating rate loans	$37,238	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Second lien floating rate loans	2,400	Third-party vendor pricing service and/or broker quote	N/A	N/A	N/A	N/A
CLO equity	41,977	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Common equity	75	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Warrants	—	EV Market Multiple Analysis	EBITDA Multiple	2.0x	2.0x	2.0x
Total	$81,690

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

We use Standard & Poor's, an independent international financial data and investment services company and provider of global equity indexes, for classifying the industry groupings of our SFRL investments. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total SFRLs as of March 31, 2018 and December 31, 2017. Our investments in CLOs are excluded from the table.

	March 31, 2018	December 31, 2017
Health Care	13.4%	13.6%
Electronics/Electric	12.2%	16.7%
Business Equipment and Services	7.9%	8.6%
Aerospace and Defense	7.1%	7.0%
Technology	4.7%	4.7%
Clothing/Textiles	4.3%	4.2%
Utilities	4.1%	2.7%
Oil and Gas	3.6%	3.6%
Service & Equipment	3.6%	1.0%
Food/Drug Retailers	3.1%	3.0%
Energy	2.8%	1.6%
Conglomerates	2.7%	1.4%
Chemical/Plastics	2.7%	2.6%
Automotive	2.6%	2.6%
Telecommunications	1.8%	2.3%
Diversified Insurance	1.7%	1.7%
Industrial Equipment	1.6%	1.6%
Banking, Finance & Insurance	1.6%	1.0%
Containers and Glass Products	1.5%	1.5%
Retailers (except Food and Drug)	1.5%	1.8%
Electronics	1.5%	1.5%
Nonferrous Metals/Minerals	1.5%	1.5%
Education	1.4%	—%
Telecommunications/Cellular Communications	1.1%	1.1%
Ecological services and equipment	1.1%	1.1%
Publishing	1.1%	1.1%
Leisure Goods/Activities/Movies	1.1%	1.0%
Consumer Products	1.0%	1.0%
Home Furnishings	1.0%	2.1%
Financial Intermediaries	0.9%	0.9%
Food Service	0.8%	—%
Lodging and Casinos	0.8%	0.8%
Food Products	0.6%	0.9%
Insurance	0.6%	1.3%
Cable and Satellite Television	0.5%	0.5%
Cosmetics/Toiletries	0.4%	0.4%
Other	0.1%	1.6%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Note 7. Debt

Secured Revolving Credit Facility

ACSF Funding is a party to a secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”), which allows ACSF Funding to borrow up to $135,000. The Credit Facility matures on December 18, 2018. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. On January 3, 2017, ACSF Funding entered into an amendment to the documents governing the Credit Facility that amended the relevant provisions of the Credit Facility to reflect the appointment of IHAM as ACSF’s new investment adviser. As of March 31, 2018 and December 31, 2017, the fair value of the assets pledged as collateral in ACSF Funding was $182,591 and $185,348, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a sufficient borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended. See Note 11 for a subsequent event regarding a downsize of the Credit Facility.

ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the current lender commitments under the Credit Facility to the extent the outstanding amount of committed loans is less than an amount equal to 90% of the aggregate commitments through the commitment termination date, payable quarterly in arrears.

As of March 31, 2018, there was $93,800 outstanding under the Credit Facility, which had a fair value of $93,800 and a stated interest rate of 3.68%. As of December 31, 2017, there was $87,500 outstanding under the Credit Facility, which had a fair value of $87,500 and a stated interest rate of 3.32%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of March 31, 2018, ACSF and ACSF Funding were in compliance in all material respects with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.

For the three months ended March 31, 2018, we incurred interest and commitment fees on the Credit Facility of $801 and $75, respectively. For the three months ended March 31, 2017, we incurred interest and commitment fees on the Credit Facility of $643 and $67, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Note 8. Consolidated Financial Highlights

	Three Months Ended March 31,
	2018	2017
Per Share Data:
Net asset value, beginning of period	$13.09	$13.68
Net investment income	0.22	0.31
Net realized and unrealized gain (loss) on investments	0.09	(0.04)
Net Earnings	0.31	0.27
Distributions to stockholders	(0.29)	(0.29)
Net asset value, end of period	$13.11	$13.66
Per share market value, end of period	$11.15	$13.75
Total return based on market value (1), (5)	8.76%	18.18%
Total return based on net asset value (1), (5)	2.38%	2.01%
Ratios to Average Net Assets:
Net investment income (2)	7.08%	9.35%
Operating expenses (2), (3)	2.61%	2.06%
Interest and related expenses (2)	2.76%	2.18%
Total expenses (2), (3)	5.37%	4.24%
Supplemental Data:
Net assets, end of period	$131,071	$136,631
Shares outstanding, end of period	10,000	10,000
Average debt outstanding	$95,434	$99,244
Asset coverage per unit, end of period (4)	$2,397	$2,317
Portfolio turnover ratio (5)	10.79%	25.86%

(1)
Total return is based on the change in market price or net asset value per share, as applicable, during the period and takes into account distributions reinvested in accordance with the dividend reinvestment and stock purchase plan.

(2)	Annualized for periods less than one year.

(3)
For the three months ended March 31, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the first quarter 2017 Voluntary Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.36% and 5.54%, respectively, without the first quarter 2017 Voluntary Expense Cap for the three months ended March 31, 2017.

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

Note 9. Capital Transactions

There were no common share transactions that occurred during the three months ended March 31, 2018.

On January 18, 2018, we declared a monthly cash distribution to stockholders of $0.097 per share for each of February, March and April 2018. See also Note 11.

Note 10. Commitments and Contingencies

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of March 31, 2018 or December 31, 2017.

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of March 31, 2018 and December 31, 2017, we had $784 and $553, respectively, of outstanding unfunded loan commitments.

Note 11. Subsequent Events

We declared a monthly cash distribution to stockholders of $0.097 per share for each of May, June and July 2018. The monthly cash distributions will be paid to common stockholders of record as set forth in the table below:

	Distribution Per Share	Record Date	Ex-Dividend Date	Payment Date
May 2018	$0.097	May 21, 2018	May 18, 2018	June 4, 2018
June 2018	$0.097	June 20, 2018	June 19, 2018	July 5, 2018
July 2018	$0.097	July 20, 2018	July 19, 2018	August 2, 2018

In May 2018, ACSF Funding exercised its option under its Credit Facility to reduce its total commitment thereunder by $20.0 million, resulting in aggregate commitments of $115.0 million under the Credit Facility.

Plan of Complete Liquidation and Dissolution

On May 4, 2018, ACSF’s board of directors approved a Plan of Complete Liquidation and Dissolution (the “Plan”) of ACSF that includes the sale of all or substantially all of ACSF’s assets and distribution of the net proceeds to ACSF’s stockholders, after which ACSF will be dissolved. The Plan is subject to the approval of the stockholders, which ACSF’s board of directors plans to seek at a special meeting called for the purpose of approving the Plan, as detailed in the preliminary proxy statement filed with the SEC on the date hereof. If ACSF’s stockholders approve the Plan, we intend to, among other things, convert all or substantially all of our assets into cash, pay all of our other known liabilities and make provisions for contingent liabilities, and make one or more distributions to our stockholders of cash available for distribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and elsewhere in this report. The forward-looking statements contained herein involve risks and uncertainties, including statements as to: (i) our ability to implement and proceed with the plan of complete liquidation and dissolution; (ii) our future operating results; (iii) our business prospects and the prospects of our portfolio companies; (iv) the impact of investments that we expect to make; (v) our contractual arrangements and relationships with third-parties; (vi) the dependence of our future success on the general economy and market conditions and their respective impact on the portfolio companies and industries in which we invest; (vii) the impact of changes in laws or regulations (including the interpretation thereof) governing our operations, including the Small Business Credit Availability Act (the “SBCAA”), or the operations of our portfolio companies or the operations of our competitors; (viii) the ability of our portfolio companies to achieve their objectives; (ix) our expected financings and investments; (x) the adequacy of our cash resources and working capital; and (xi) the timing of cash flows, if any, from the operations of our portfolio companies.

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

Prior to January 3, 2017, we were managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect wholly owned subsidiary of American Capital, Ltd (“American Capital”), pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”) was appointed as our new investment adviser. Additionally, on January 3, 2017, we entered into an interim management agreement with our Manager pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was automatically terminated in accordance with its terms as a result of its deemed “assignment” under the 1940 Act, following the acquisition of American Capital by Ares Capital Corporation (NASDAQ: ARCC) (“Ares Capital”) on January 3, 2017. On May 19, 2017, a new management agreement with our Manager was approved by our stockholders (the “Management Agreement” ), and on such date, we entered into the Management Agreement. The Management Agreement provides that our Manager will be compensated for serving as ACSF’s investment adviser at the same rate as in the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter with no incentive fee.

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

Portfolio and Investment Activity

As of March 31, 2018, our portfolio was comprised of 75.5% first lien loans, 5.8% second lien loans (collectively, the “Loan Portfolio) and 18.7% CLO equity (the “CLO Portfolio” and together with the Loan Portfolio, the “Investment Portfolio”), measured at fair value. The Loan Portfolio consisted of 121 portfolio companies in 37 industries, and the CLO Portfolio included 24 CLOs managed by 17 different collateral managers with vintages ranging from 2012 to 2017. Our Loan Portfolio consisted of all floating rate investments with 94.7% having LIBOR floors ranging between 0.75% and 1.25%. The weighted average LIBOR floor in our Loan Portfolio was 0.94% as of March 31, 2018. The following table depicts a summary of the portfolio as of March 31, 2018:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Gain (Loss)	Weighted Average Yield at Cost (1)
Investment Portfolio:
First lien floating rate loans	$170,798	$169,620	$(1,178)	6.26%
Second lien floating rate loans	13,835	12,970	(865)	8.98%
Total Loan Portfolio	184,633	182,590	(2,043)	6.46%
CLO Portfolio	49,401	41,977	(7,424)	9.96%
Common equity	—	75	75	—%
Warrants	—	—	—	—%
Total Investment Portfolio	$234,034	$224,642	$(9,392)	7.20%

(1)
Weighted average yield at cost is computed as (a) the annual stated interest rate or yield earned on accruing debt and other income producing securities, divided by (b) the total investments in such asset type at amortized cost. The weighted average yield of our portfolio does not represent the total return to our stockholders.

The weighted average yield at cost during the three months ended March 31, 2018 on the Loan Portfolio, the CLO Portfolio and the total investment portfolio was 6.23%, 10.64% and 7.15%, respectively.

The Investment Portfolio was actively managed, with a turnover ratio of 10.79% for the three months ended March 31, 2018. The following tables depict the portfolio activity for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
($ in thousands)	First Lien	Second Lien	CLO Equity	Equity	Total
December 31, 2017, at Fair Value	$170,947	$14,401	$43,828	$64	$229,240
Purchases	23,631	879	182	—	24,692
Sales	(16,053)	(1,050)	(963)	—	(18,066)
Repayments (1)	(9,750)	(1,520)	(2,267)	—	(13,537)
Amortization/accretion and CLO income accrual (2)	43	(1)	1,361	—	1,403
Net realized loss	(447)	(455)	(784)	—	(1,686)
Net unrealized gain	1,249	716	620	11	2,596
March 31, 2018, at Fair Value	$169,620	$12,970	$41,977	$75	$224,642

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three months ended March 31, 2018.

(2)	Includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	Loan Portfolio	CLO Equity	Common Equity/Warrants	Total Portfolio
Portfolio companies - December 31, 2017	129	25	1	155
Purchases	13	—	—	13
Complete exit	(21)	(1)	—	(22)
Portfolio companies - March 31, 2018	121	24	1	146

As of December 31, 2017, our portfolio was comprised of 74.6% first lien loans, 6.3% second lien loans and 19.1% CLO equity, measured at fair value. The Loan Portfolio consisted of 129 portfolio companies in 37 industries, and the CLO Portfolio included 25 CLOs managed by 18 different collateral managers with vintages ranging from 2012 to 2017. Our Loan Portfolio consisted of all floating rate investments with 97.1% having LIBOR floors ranging between 0.75% and 1.25%. As of December 31, 2017, the weighted average LIBOR floor in our Loan Portfolio was 0.978% and one-and three-month LIBOR was 1.56% and 1.69%, respectively. The following table depicts a summary of the portfolio as of December 31, 2017:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Gain (Loss)	Weighted Average Yield at Cost (1)
Investment Portfolio:
First lien floating rate loans	$173,374	$170,947	$(2,427)	5.84%
Second lien floating rate loans	15,981	14,401	(1,580)	8.65%
Total Loan Portfolio	189,355	185,348	(4,007)	6.08%
CLO Portfolio	51,873	43,828	(8,045)	10.59%
Common equity	—	64	64	—%
Warrants	$—	$—	$—	—%
Total Investment Portfolio	$241,228	$229,240	$(11,988)	7.05%

(1)
Weighted average yield at cost is computed as (a) the annual stated interest rate or yield earned on accruing debt and other income producing securities, divided by (b) the total investments in such asset type at amortized cost. The weighted average yield of our portfolio does not represent the total return to our stockholders.

The weighted average yield at cost during the three months ended March 31, 2017 on the Loan Portfolio, the CLO Portfolio and the Investment Portfolio (including common equity) was 5.36%, 14.14% and 7.17%, respectively.

The Investment Portfolio was actively managed, with a turnover ratio of 25.86% for the three months ended March 31, 2017. The following tables depict the portfolio activity for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
($ in thousands)	First Lien	Second Lien	CLO Equity	Equity	Total
December 31, 2016, at Fair Value	$188,098	$15,429	$41,329	$16	$244,872
Purchases	60,291	1,941	1,540	—	63,772
Sales	(33,726)	(2,509)	—	(9)	(36,244)
Repayments (1)	(23,570)	(464)	(2,646)	—	(26,680)
Amortization/accretion and CLO income accrual (2)	72	8	1,835	—	1,915
Net realized gain	366	87	—	9	462
Net unrealized loss	(634)	(93)	(27)	(16)	(770)
March 31, 2017, at Fair Value	$190,897	$14,399	$42,031	$—	$247,327

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three months ended March 31, 2017.

(2)	Includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	Loan Portfolio	CLO Equity	Total Portfolio
Portfolio companies - December 31, 2016	149	21	170
Purchases	44	1	45
Complete exit	(36)	—	(36)
Portfolio companies - March 31, 2017	157	22	179

As of March 31, 2018, approximately 64.6% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. The following chart shows the S&P facility credit rating of our rated Loan Portfolio at fair value as of March 31, 2018:

First Lien	Second Lien

(1) As a percentage of the total Loan Portfolio, excluding non-rated loans which represent 1.3% of the total Loan Portfolio.

Results of Operations

Operating results for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Investment income:
Senior floating rate loans	$2,860	$2,777
CLO equity	1,218	1,835
Total investment income	4,078	4,612
Expenses:
Interest and other debt related costs	899	733
Management fee	469	531
Other operating expenses	495	713
Total expenses	1,863	1,977
Expense reimbursement	—	(437)
Net expenses	1,863	1,540
Net investment income before taxes	2,215	3,072
Income tax provision, including excise tax	—	(19)
Net investment income	2,215	3,053
Net realized and unrealized gain (loss) on investments:
Net realized gain (loss) on investments	(1,686)	462
Net unrealized gain (loss) on investments	2,596	(763)
Net gain (loss) on investments	910	(301)
Net increase in net assets resulting from operations (“Net Earnings”)	$3,125	$2,752

Investment Income

Investment income decreased $0.5 million, or 12%, to $4.1 million for the three months ended March 31, 2018 compared to the comparable period in 2017. The decrease was a result of a smaller Investment Portfolio, on average, during the first quarter of 2018 compared to the comparable period in 2017. The weighted average yield at cost on our Loan Portfolio, CLO Portfolio and Investment Portfolio was 6.23%, 10.64% and 7.15%, respectively, during the three months ended March 31, 2018, as compared to 5.36%, 14.14% and 7.17%, respectively, during the three months ended March 31, 2017.

Net Expenses

For the three months ended March 31, 2018, net expenses increased $0.3 million, or 21.0%, to $1.9 million as compared to the comparable period in 2017. The increase in net expenses was primarily driven by the expiration, by its terms, of the Voluntary Expense Cap and an increase in interest expense mainly due to increasing LIBOR rates.

The following table outlines the costs associated with our Credit Facility (as defined below) during the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
($ in thousands)	2018	2017
Interest expense	$801	$643
Commitment fees	75	67
Amortization of deferred financing costs	23	23
Total interest and other debt related costs	$899	$733

Weighted average debt outstanding	$95,434	$99,244
Weighted average cost of funds (1)	3.77%	2.90%
Weighted average stated interest rate	3.34%	2.59%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs.

Net Realized Gain (Loss) on Investments

Sales and repayments of investments during the three months ended March 31, 2018 totaled $31.6 million resulting in a net realized loss on investments of $1.7 million. Sales and repayments of investments during the three months ended March 31, 2017 totaled $62.9 million resulting in a net realized gain on investments of $0.5 million.

Net Unrealized Gain (Loss) on Investments

During the three months ended March 31, 2018, we recognized a net unrealized gain on investments of $2.6 million composed of the reversal of net unrealized depreciation related to a net realized loss of $2.0 million and a net unrealized appreciation on investments of $0.6 million. During the three months ended March 31, 2017, we recognized a net unrealized loss on investments of $0.8 million primarily composed of the reversal of net unrealized appreciation related to net realized gains of $0.5 million and net unrealized depreciation on investments of $0.3 million.

Income Taxes

We have elected to be treated as a RIC for U.S. federal income tax purposes. In order to qualify as a RIC, among other things, we are required to timely distribute to our shareholders at least 90% of our investment company taxable income, as defined by the Code, including net short term gains in excess of net long term losses. So long as we qualify as a RIC, we are not subject to the entity level taxes on earnings timely distributed to our stockholders. In order to maintain our RIC status, we have made and intend to continue to make the requisite distributions to our stockholders which will generally relieve us from U.S. federal corporate-level income taxes.

At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions, as required, as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three months ended March 31, 2018 and 2017, we recorded an expense of $0 and $19, respectively, for U.S. federal excise tax.

Financial Condition, Liquidity and Capital Resources

Liquidity and capital resources arise primarily from our cash flows from operations, borrowings from the Credit Facility (as defined below) and any follow-on equity offerings of common stock and other supplementary financing mechanisms.

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

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of March 31, 2018, our net asset value was $13.11 per share and our closing market price was $11.15 per share.

Debt Capital

Our wholly owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company, (“ACSF Funding”) is party to a secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”). Under the Credit Facility, ACSF Funding can borrow up to $135 million with a maturity date of December 18, 2018. The Credit Facility generally bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.80% and also has a commitment fee equal to 0.75% on the unused amount of the commitments to the extent the outstanding amount of loans is less than 90% of the aggregate commitments. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. Advance rates vary on the type of collateral owned by ACSF Funding and can range up to 80%. See "Recent Developments," as well as Note 11 to our consolidated financial statements for the three months ended March 31, 2018 for a subsequent event regarding a downsize of the Credit Facility.

As of March 31, 2018, we had $93.8 million in borrowings outstanding on our Credit Facility. The fair value of the assets owned by ACSF Funding as of March 31, 2018 was $182.6 million and the borrowing base was $137.6 million. On a consolidated basis, as of March 31, 2018, ACSF’s ratio of our principal debt outstanding to stockholders’ equity was 0.72 to 1. As of March 31, 2018, we had approximately $41.2 million of available capacity on our Credit Facility.

As a BDC, we are currently permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. On March 23, 2018 the SBCAA was signed into law. The SBCAA, among other things, modifies the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal). As of March 31, 2018 and December 31, 2017, our asset coverage was 240% and 250%, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit include loans we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. We do not report the unused portion of these commitments on our Consolidated Statements of Assets and Liabilities. As of March 31, 2018 and December 31, 2017, we had $0.8 million and $0.6 million, respectively, of outstanding unused loan commitments.

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

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary taxable income and the excess of net short term gains over net long term losses, if any, out of the assets legally available for distribution. During the three months ended March 31, 2018 and 2017, 100% of our distributions were made from net investment income. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amounts of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions.

The table below details the distributions to stockholders declared on our shares of common stock during the three months ended March 31, 2018 and March 31, 2017 ($ in thousands except for per share data):

($ in thousands, except per share data)
Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
January 18, 2018	February 20, 2018	February 22, 2018	March 5, 2018	$0.097	$970
January 18, 2018	March 16, 2018	March 20, 2018	April 4, 2018	0.097	$970
January 18, 2018	April 17, 2018	April 19, 2018	May 2, 2018	0.097	$970
Total declared during the three months ended March 31, 2018				$0.291	$2,910

February 3, 2017	February 15, 2017	February 17, 2017	March 2, 2017	$0.097	$970
February 3, 2017	March 21, 2017	March 23, 2017	April 4, 2017	0.097	970
February 3, 2017	April 18, 2017	April 20, 2017	May 2, 2017	0.097	970
Total declared during the three months ended March 31, 2017				$0.291	$2,910

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

Recent Developments

In May 2018, ACSF Funding exercised its option under its Credit Facility to reduce its total commitment thereunder by $20.0 million, resulting in aggregate commitments of $115.0 million under the Credit Facility.

Plan of Complete Liquidation and Dissolution

On May 4, 2018, our board of directors approved a Plan of Complete Liquidation and Dissolution (the “Plan”) of ACSF that includes the sale of all or substantially all of our assets and distribution of the net proceeds to our stockholders, after which ACSF will be dissolved. The Plan is subject to the approval of the stockholders, which our board of directors plans to seek at a special meeting called for the purpose of approving the Plan, as detailed in the preliminary proxy statement filed with the SEC on the date hereof. If ACSF’s stockholders approve the Plan, we intend to, among other things, convert all or substantially all of our assets into cash, pay all of our other known liabilities and make provisions for contingent liabilities, and make one or more distributions to our stockholders of cash available for distribution.

Critical Accounting Policies

See “Note 2 - Significant Accounting Policies” and “Note 6 - Investments” to our consolidated financial statements for the three months ended March 31, 2018, which describes our critical accounting policies. The recently issued accounting pronouncements not yet required to be adopted by us are as follows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, all of our Loan Portfolio bore interest at floating rates, and we expect that our Investment Portfolio will, in the future, primarily include floating rate debt investments. The interest rates on our Loan Portfolio are usually based on a floating LIBOR and typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of March 31, 2018, the Loan Portfolio consisted of all floating rate investments with 94.7% having LIBOR floors ranging between 0.75% and 1.25%. As of March 31, 2018, the benchmark LIBOR used to set borrowing rates on our Loan Portfolio was generally above the interest rate floors and therefore our Loan Portfolio will generally fluctuate with changes in short term interest rates, subject to the interest rate floors in place. The Credit Facility has a floating interest rate provision with no LIBOR floor and therefore our cost of funds will fluctuate with changes in short-term interest rates.

Assuming no changes to our consolidated statement of assets and liabilities as of March 31, 2018, (including no change to borrowing spreads), the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and the Credit Facility.

($ in thousands except per share data) Basis Point Increase (Decrease)	Interest income	Interest expense	Net Increase (Decrease)	Net Increase (Decrease) per share
300	$5,579	$2,754	$2,825	$0.28
200	$3,719	$1,836	$1,883	$0.19
100	$1,860	$918	$942	$0.09
(100)	$(1,860)	$(918)	$(942)	$(0.09)
(200)	$(2,510)	$(1,729)	$(781)	$(0.08)
(300)	$(2,537)	$(1,729)	$(808)	$(0.08)

Based on our consolidated statement of assets and liabilities as of December 31, 2017, (including no change to borrowing spreads), the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and the Credit Facility.

($ in thousands except per share data) Basis Point Increase (Decrease)	Interest income	Interest expense	Net Increase (Decrease)	Net Increase (Decrease) per share
300	$5,712	$2,625	$3,087	$0.31
200	$3,808	$1,750	$2,058	$0.21
100	$1,904	$875	$1,029	$0.10
(100)	$(1,340)	$(875)	$(465)	$(0.05)
(200)	$(1,363)	$(1,369)	$6	$—
(300)	$(1,363)	$(1,369)	$6	$—

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

The above sensitivity analysis does not include our CLO Portfolio. Our CLO Portfolio comprises levered structures that are collateralized primarily with first lien floating rate loans that may have LIBOR floors and are levered primarily with floating rate debt that does not have a LIBOR floor. The residual cash flows available to the equity holders of the CLOs will decline as interest rates increase until interest rates surpass the LIBOR floors on the floating rate loans. However, the revenue recognized on our CLO Portfolio is calculated using the effective interest method which incorporates a forward LIBOR curve in the projected cash flows. Any change to interest rates that is not in-line with the forward LIBOR curve used in the projections, in either the timing or magnitude of the change, will cause actual distributions to differ from the current projections and will impact the related revenue recognized from these investments.

The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO Portfolio as of March 31, 2018(1).

(1)
Forward LIBOR curve used to develop the cash flows incorporated in the March 31, 2018 valuations and the cash flows used to calculate the effective yield at cost as of March 31, 2018. Source: Bloomberg as of April 16, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be a party to certain ordinary routine litigation incidental to our business, including the enforcement of our rights under contracts with our portfolio companies. We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The Small Business Credit Availability Act may allow us to incur additional leverage, which may increase the risk of investing with us.

On March 23, 2018, the SBCAA was signed into law.  The SBCAA, among other things, modifies the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a majority of the directors who are not interested persons of the BDC and who have no financial interest in the proposal).  If we were to seek and obtain the requisite approval to reduce the required asset coverage ratio applicable to us, we would be able to incur additional leverage in the future, and the risks associated with an investment in us may increase.

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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	May 10, 2018	By:	/s/ KEVIN BRADDISH
Kevin Braddish President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2018	By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (Principal Accounting Officer)