Form 10-Q
period 2018-06-30
American Capital Senior Floating, Ltd.
filed 2018-08-07
CIK 1581934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2018
Common stock, $0.01 par value	10,000,100

AMERICAN CAPITAL SENIOR FLOATING, LTD.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets:
Investments, fair value (cost of $233,842 and $241,228, respectively)	$223,926	$229,240
Cash and cash equivalents	3,539	1,756
Receivable for investments sold	2,693	2,324
Deferred financing costs	43	89
Interest receivable	417	669
Prepaid expenses and other assets	696	579
Total assets	$231,314	$234,657
Liabilities:
Secured revolving credit facility payable (see Note 7)	$92,300	$87,500
Payable for investments purchased	9,239	14,413
Distributions to stockholders payable (see Note 9)	970	970
Management fee payable (see Note 3)	473	494
Interest payable (see Note 7)	33	36
Taxes payable	—	70
Payable to affiliate (see Note 4)	10	14
Other liabilities and accrued expenses	651	304
Total liabilities	103,676	103,801
Commitments and contingencies (see Note 10)
Net Assets:
Common stock, par value $0.01 per share; 10,000 issued and outstanding; 300,000 authorized	100	100
Paid-in capital in excess of par	150,879	150,879
Accumulated overdistributed net investment income	(1,640)	(136)
Accumulated net realized loss from investments	(11,785)	(7,999)
Net unrealized loss on investments	(9,916)	(11,988)
Total net assets	127,638	130,856
Total liabilities and net assets	$231,314	$234,657
Net asset value per share outstanding	$12.76	$13.09

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest	$4,201	$4,119	$8,279	$8,731
Total investment income	4,201	4,119	8,279	8,731
Expenses:
Interest and commitment fee (see Note 7)	929	746	1,805	1,456
Management fee (see Note 3)	473	533	942	1,064
Professional fees	350	260	573	603
Insurance	100	91	204	239
Amortization of deferred financing costs	23	23	46	46
Other general and administrative expenses	219	190	387	413
Total expenses	2,094	1,843	3,957	3,821
Expense reimbursement (see Note 3)	—	(176)	—	(614)
Net expenses	2,094	1,667	3,957	3,207
Net investment income before taxes	2,107	2,452	4,322	5,524
Income tax provision, including excise tax	(6)	(9)	(6)	(28)
Net investment income	2,101	2,443	4,316	5,496
Net gain (loss) on investments:
Net realized loss on investments	(2,100)	(3,735)	(3,786)	(3,273)
Net unrealized gain (loss) on investments	(524)	1,685	2,072	922
Net loss on investments	(2,624)	(2,050)	(1,714)	(2,351)
Net increase (decrease) in net assets resulting from operations (“Net Earnings (Losses)”)	$(523)	$393	$2,602	$3,145

Net investment income per share	$0.21	$0.24	$0.43	$0.55
Net Earnings (Losses) per share (see Note 5)	$(0.05)	$0.04	$0.26	$0.31
Distributions to stockholders declared per share	$0.29	$0.29	$0.58	$0.58
Weighted average shares outstanding	10,000	10,000	10,000	10,000

See notes to consolidated financial statements.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Operations:
Net investment income	$4,316	$5,496
Net realized loss on investments	(3,786)	(3,273)
Net unrealized gain on investments	2,072	922
Net earnings	2,602	3,145

Distributions to stockholders:
From net investment income	(5,820)	(5,820)

Net decrease in net assets	(3,218)	(2,675)

Net assets, beginning of period	130,856	136,789
Net assets, end of period	$127,638	$134,114

Undistributed (overdistributed) net investment income included in net assets	$(1,640)	$1,809
Common shares outstanding	10,000	10,000

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net increase in stockholders' equity resulting from operations	$2,602	$3,145
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss on investments	3,786	3,273
Net unrealized gain on investments	(2,072)	(922)
Accretion of CLO interest income	(2,517)	(3,263)
Net amortization of premium/discount on loans	(95)	(127)
Amortization of deferred financing costs	46	46
Purchase of investments	(55,309)	(121,890)
Proceeds from disposition of investments	61,521	116,665
Changes in operating assets and liabilities:
Payable for investments purchased	(5,174)	10,205
Receivable for investments sold	(369)	(448)
Interest receivable	252	362
Prepaid expenses and other assets	(117)	(613)
Receivable from affiliate	—	122
Management fee payable	(20)	(1,513)
Interest payable	(3)	(10)
Taxes payable	(70)	(89)
Payable to affiliate	(4)	(143)
Other liabilities and accrued expenses	346	172
Net cash provided by operating activities	2,803	4,972
Cash Flows from Financing Activities:
Distributions to stockholders	(5,820)	(5,820)
Borrowings (repayments) on revolving credit facility	4,800	(6,700)
Net cash used in financing activities	(1,020)	(12,520)
Net increase (decrease) in cash and cash equivalents	1,783	(7,548)
Cash and cash equivalents at beginning of period	1,756	8,795
Cash and cash equivalents at end of period	$3,539	$1,247
Supplemental disclosure of cash flow information:
Cash paid for interest and commitment fees	$1,809	$1,466
Cash paid for income taxes	$106	$130
Cash received for income tax benefit	$(30)	$(126)
Distributions to stockholders declared and payable during the period	$5,820	$5,820

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2018
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
Non-Control/Non-Affiliate Investments
First Lien Floating Rate Loans —135.9% of Net Assets
1A Smart Start LLC	02/21/2022	6.59%	L+ 4.50	1.00%	Electronics/electric	$751	$749	$753
24 Hour Fitness Worldwide, Inc.	05/30/2025	5.59%	L+ 3.50	—%	Leisure goods/activities/movies	1,931	1,921	1,933
Academy, Ltd.	07/01/2022	6.00%	L+ 4.00	1.00%	Retailers (except food and drug)	890	813	743
Access CIG, LLC	02/27/2025	5.84%	L+ 3.75	—%	Service & Equipment	2,217	2,208	2,224
Access CIG, LLC (9)	02/27/2025	5.65%	L+ 3.75	—%	Service & Equipment	277	—	1
Access CIG, LLC (7)	02/27/2025	6.09%	L+ 3.75	—%	Service & Equipment	500	500	502
Acrisure, LLC	11/22/2023	6.61%	L+ 4.25	1.00%	Banking, Finance & Insurance	329	328	328
Advanced Integration Technology LP (6)	04/03/2023	7.22%	L+ 4.75	1.00%	Industrial Equipment	1,975	1,975	1,975
Air Medical Group Holdings Inc	04/28/2022	5.28%	L+ 3.25	1.00%	Health Care	2,434	2,434	2,370
Albertson's LLC	12/21/2022	5.34%	L+ 3.00	0.75%	Food/drug retailers	975	958	968
American Residential Services, LLC	06/30/2022	6.09%	L+ 4.00	1.00%	Ecological services and equipment	1,969	1,966	1,962
American Tire Distributors, Inc.	09/01/2021	6.34%	L+ 4.25	1.00%	Retailers (except food and drug)	951	949	615
AqGen Ascensus, Inc. (6)	12/05/2022	5.59%	L+ 3.50	1.00%	Financial Intermediaries	1,711	1,671	1,713
Arctic Glacier U.S.A., Inc.	03/20/2024	5.59%	L+ 3.50	1.00%	Food Products	1,047	1,043	1,053
Argon Medical Devices, Inc.	01/23/2025	5.84%	L+ 3.75	1.00%	Health Care	1,496	1,489	1,503
Asurion, LLC (6) (7)	11/29/2024	5.34%	L+ 3.00	—%	Diversified Insurance	1,488	1,480	1,484
AVSC Holding Corp.	03/01/2025	5.23%	L+ 3.25	1.00%	Service & Equipment	1,807	1,802	1,792
BCP Raptor, LLC	06/24/2024	6.42%	L+ 4.25	1.00%	Energy	1,089	1,067	1,067
BCPE Eagle Buyer LLC (6)	03/18/2024	6.34%	L+ 4.25	1.00%	Health Care	1,283	1,273	1,222
BJ's Wholesale Club, Inc.	02/03/2024	5.53%	L+ 3.50	1.00%	Food/drug retailers	1,884	1,882	1,886
Blackboard, Inc.	06/30/2021	7.36%	L+ 5.00	1.00%	Electronics/electric	2,375	2,375	2,255
Blackhawk Network Holdings Inc.	06/15/2025	5.07%	L+ 3.00	—%	Banking, Finance & Insurance	1,186	1,183	1,184
Brand Energy & Infrastructure Services, Inc.	06/21/2024	6.61%	L+ 4.25	1.00%	Oil and Gas	2,470	2,449	2,478
Brazos Delaware II, LLC (6)	05/21/2025	6.09%	L+ 4.00	—%	Energy	1,087	1,082	1,090
Calceus Acquisition, Inc.	01/31/2020	6.10%	L+ 4.00	1.00%	Clothing/Textiles	2,274	2,277	2,242
Carestream Health, Inc.	06/07/2019	6.09%	L+ 4.00	1.00%	Health Care	771	771	772
CB Poly Investments, LLC (6)	08/16/2023	5.84%	L+ 3.75	1.00%	Clothing/Textiles	1,721	1,710	1,730
Central Security Group, Inc.	10/06/2021	7.72%	L+ 5.63	1.00%	Electronics/electric	1,985	1,997	1,995
CIBT Global, Inc.	06/03/2024	6.05%	L+ 3.75	1.00%	Service & Equipment	993	990	996
CT Technologies Intermediate Holdings, Inc.	12/01/2021	6.34%	L+ 4.25	1.00%	Electronics/electric	485	484	460
Curvature, Inc.	10/30/2023	7.09%	L+ 5.00	1.00%	Business Equipment and Services	1,970	1,962	1,550
DJO Finance LLC	06/08/2020	5.56%	L+ 3.25	1.00%	Health Care	987	974	985
DTI Holdco, Inc.	09/29/2023	6.84%	L+ 4.75	1.00%	Electronics/electric	1,219	1,218	1,220
Dynacast International LLC	01/28/2022	5.58%	L+ 3.25	1.00%	Industrial Equipment	529	529	528
ECi Software Solutions, Inc.	09/27/2024	6.58%	L+ 4.25	1.00%	Technology	1,489	1,475	1,496
The Edelman Financial Center, LLC	11/11/2024	6.73%	L+ 4.25	1.00%	Banking, Finance & Insurance	1,531	1,527	1,537
The Edelman Financial Center, LLC (3) (7)	06/26/2025	5.59%	L+ 3.25	—%	Banking, Finance & Insurance	3,000	2,985	3,000

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2018
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —135.9% of Net Assets (5)
EIG Investors Corp. (3)	02/09/2023	6.07%	L+ 3.75	1.00%	Electronics/electric	2,173	2,169	2,176
Epicor Software Corporation (7)	06/01/2022	5.35%	L+ 3.25	1.00%	Electronics/electric	2,039	2,027	2,035
ExamWorks Group, Inc.	07/27/2023	5.34%	L+ 3.25	1.00%	Business Equipment and Services	1,232	1,235	1,235
FHC Health Systems, Inc.	12/23/2021	6.09%	L+ 4.00	1.00%	Health Care	1,470	1,455	1,378
Go Wireless Inc. (6)	12/22/2024	8.59%	L+ 6.50	1.00%	Telecommunications	1,432	1,419	1,421
Greeneden U.S. Holdings I, LLC	12/01/2023	5.59%	L+ 3.50	—%	Business Equipment and Services	494	488	494
Greenway Health, LLC	02/16/2024	6.08%	L+ 3.75	1.00%	Computers & Electronics	1,995	1,995	1,996
HGIM Corp. (10)	06/18/2020	8.50%	L+ 3.50	1.00%	Surface transport	1,444	1,449	609
Highline Aftermarket Acquisition, LLC	04/26/2025	5.63%	L+ 3.50	1.00%	Automotive	3,000	3,000	3,013
Hummel Station LLC	10/27/2022	8.09%	L+ 6.00	1.00%	Energy	2,000	1,895	1,958
Hyland Software, Inc.	07/01/2022	5.34%	L+ 3.25	0.75%	Electronics/electric	2,427	2,415	2,437
Immucor, Inc.	06/15/2021	7.09%	L+ 5.00	1.00%	Conglomerates	2,475	2,456	2,511
Indra Holdings Corp.	05/01/2021	6.34%	L+ 4.25	1.00%	Clothing/Textiles	1,185	1,181	711
Infoblox Inc.	11/07/2023	6.59%	L+ 4.50	—%	Electronics/electric	1,869	1,846	1,889
Information Resources, Inc.	01/18/2024	6.57%	L+ 4.25	1.00%	Business Equipment and Services	2,401	2,391	2,405
Innovative XCessories & Services LLC (6)	11/29/2022	6.84%	L+ 4.75	1.00%	Automotive	1,985	1,976	1,987
IPC Corp.	08/06/2021	6.86%	L+ 4.50	1.00%	Telecommunications	777	775	762
Ivanti Software, Inc.	01/20/2024	6.35%	L+ 4.25	1.00%	Electronics/electric	2,571	2,556	2,553
Jazz Acquisition, Inc.	06/19/2021	5.83%	L+ 3.50	1.00%	Aerospace and Defense	1,922	1,925	1,884
JC Penney Co Inc (3)	06/23/2023	6.57%	L+ 4.25	1.00%	Retailers (except food and drug)	722	724	691
KEMET Corporation (3) (6)	04/26/2024	8.09%	L+ 6.00	1.00%	Electronics	2,642	2,612	2,682
Kestra Financial, Inc.	06/24/2022	6.59%	L+ 4.50	1.00%	Banking, Finance & Insurance	995	986	995
Kingpin Intermediate Holdings LLC (6)	07/03/2024	6.35%	L+ 4.25	1.00%	Service & Equipment	999	995	999
K-Mac Holdings Corp.	03/14/2025	5.34%	L+ 3.25	—%	Food service	998	995	993
Kronos Acquisition Intermediate Inc. (7)	05/15/2023	6.09%	L+ 4.00	1.00%	Cosmetics/Toiletries	811	799	808
Learning Care Group (US) No. 2 Inc.	03/13/2025	5.61%	L+ 3.25	1.00%	Business Equipment and Services	1,247	1,244	1,242
Legalzoom.com, Inc. (6)	11/21/2024	6.59%	L+ 4.50	1.00%	Technology	1,921	1,904	1,933
Liberty Cablevision of Puerto Rico LLC	01/07/2022	5.85%	L+ 3.50	1.00%	Cable and Satellite Television	1,000	995	972
LSF9 Atlantis Holdings LLC	05/01/2023	8.00%	L+ 6.00	1.00%	Telecommunications/Cellular Communications	2,068	2,067	2,052
MB Aerospace Holdings II Corp.	01/22/2025	5.59%	L+ 3.50	1.00%	Aerospace and Defense	1,990	1,981	1,996
McGraw-Hill Global Education Holdings, LLC	05/04/2022	6.09%	L+ 4.00	1.00%	Publishing	1,967	1,957	1,928
Mirion Technologies, Inc. (6)	03/31/2022	7.08%	L+ 4.75	1.00%	Utilities	1,974	1,976	1,977
Mohegan Tribal Gaming Authority	10/13/2023	6.09%	L+ 4.00	1.00%	Lodging and Casinos	1,443	1,460	1,367
Murray Energy Corporation (6)	10/16/2022	9.34%	L+ 7.25	1.00%	Nonferrous metals/minerals	981	956	922
Navicure, Inc. (6)	11/01/2024	5.84%	L+ 3.75	1.00%	Health Care	1,990	1,981	1,990
Navitas Midstream Midland Basin, LLC	12/13/2024	6.59%	L+ 4.50	1.00%	Oil and Gas	1,990	1,981	1,975

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2018
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —135.9% of Net Assets (5)
NFP Corp	01/08/2024	5.09%	L+ 3.00	1.00%	Diversified Insurance	2,463	2,453	2,449
nThrive, Inc.	10/20/2022	6.59%	L+ 4.50	1.00%	Health Care	1,970	1,970	1,961
Oak Parent, Inc.	10/26/2023	6.59%	L+ 4.50	1.00%	Clothing/Textiles	946	940	878
Optiv Inc.	02/01/2024	5.31%	L+ 3.25	1.00%	Business Equipment and Services	1,029	1,026	1,003
PAE Holding Corporation	10/20/2022	7.59%	L+ 5.50	1.00%	Aerospace and Defense	535	527	538
Patterson Medical Supply, Inc.	08/29/2022	7.11%	L+ 4.75	1.00%	Health Care	1,988	1,967	1,904
Pike Corporation	03/23/2025	5.60%	L+ 3.50	1.00%	Utilities	1,418	1,415	1,425
Plaskolite, LLC (6)	11/03/2022	5.59%	L+ 3.50	1.00%	Chemical/plastics	1,397	1,393	1,396
Plaze, Inc.	07/31/2022	5.83%	L+ 3.50	1.00%	Chemical/plastics	802	802	806
Pregis Holding I Corporation (7)	05/20/2021	5.80%	L+ 3.50	1.00%	Chemical/plastics	1,587	1,574	1,583
ProAmpac PG Borrower LLC	11/20/2023	5.58%	L+ 3.50	1.00%	Containers and Glass Products	1,995	1,995	1,989
Project Alpha Intermediate Holding, Inc.	04/26/2024	5.99%	L+ 3.50	1.00%	Technology	1,747	1,740	1,741
Renaissance Learning, Inc.	05/30/2025	5.58%	L+ 3.25	—%	Electronics/electric	1,000	998	996
SciQuest, Inc. (6)	12/28/2024	6.09%	L+ 4.00	1.00%	Technology	2,494	2,482	2,494
Serta Simmons Bedding, LLC	11/08/2023	5.81%	L+ 3.50	1.00%	Home Furnishings	1,975	1,967	1,687
SRS Distribution Inc.	05/23/2025	5.58%	L+ 3.25	—%	Building & Development	1,250	1,247	1,233
St. George's University Scholastic Services LLC	07/06/2022	5.85%	L+ 3.75	1.00%	Education	2,432	2,432	2,455
St. George's University Scholastic Services LLC (6) (7)	06/15/2025	5.84%	L+ 3.50	—%	Education	2,077	2,067	2,082
St. George's University Scholastic Services LLC (6) (7) (9)	06/22/2025	5.84%	L+ 3.50	—%	Education	646	(3)	2
StandardAero Aviation Holdings, Inc.	07/07/2022	5.84%	L+ 3.75	1.00%	Aerospace and Defense	1,148	1,144	1,151
Sterigenics-Nordion Holdings, LLC	05/15/2022	5.33%	L+ 3.00	1.00%	Health Care	882	877	881
Strategic Partners Acquisition Corp.	06/30/2023	5.84%	L+ 3.75	1.00%	Clothing/Textiles	1,905	1,905	1,924
Summit Midstream Partners Holdings, LLC (3)	05/13/2022	8.09%	L+ 6.00	1.00%	Oil and Gas	513	509	519
Syniverse Holdings Inc	03/09/2023	7.05%	L+ 5.00	1.00%	Telecommunications	998	988	998
Thermasys Corp.	05/03/2019	6.34%	L+ 4.00	1.25%	Industrial Equipment	423	423	411
TIBCO Software Inc	12/04/2020	5.60%	L+ 3.50	1.00%	Business Equipment and Services	1,479	1,487	1,481
TravelCLICK, Inc. (3)	05/06/2021	5.59%	L+ 3.50	1.00%	Food service	535	524	541
Tricorbraun Holdings, Inc.	11/30/2023	6.08%	L+ 3.75	1.00%	Containers and Glass Products	90	91	90
Tricorbraun Holdings, Inc.	11/30/2023	6.08%	L+ 3.75	—%	Containers and Glass Products	895	910	896
Truck Hero, Inc.	04/22/2024	5.84%	L+ 3.75	1.00%	Automotive	2,620	2,601	2,624
Turbocombustor Technology, Inc. (6)	12/02/2020	6.59%	L+ 4.50	1.00%	Aerospace and Defense	3,343	3,331	3,192
TVC Albany, Inc. (6)	09/18/2024	6.09%	L+ 4.00	1.00%	Utilities	1,990	1,990	1,995
U.S. Security Associates Holdings, Inc.	07/14/2023	5.83%	L+ 3.50	1.00%	Service & Equipment	1,990	1,990	1,996
Valeant Pharmaceuticals International, Inc. (3)	06/02/2025	4.98%	L+ 3.00	—%	Drugs	457	454	456
Vantage Specialty Chemicals, Inc.	10/28/2024	6.09%	L+ 4.00	1.00%	Chemical/plastics	668	665	673
Veritas US Inc. (3)	01/27/2023	6.59%	L+ 4.50	1.00%	Electronics/electric	1,973	1,938	1,812

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2018
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
First Lien Floating Rate Loans (continued) —135.9% of Net Assets (5)
VF Holding Corp.	06/30/2023	5.34%	L+ 3.25	1.00%	Insurance	1,033	1,030	1,028
VF Holding Corp. (7)	06/04/2025	4.81%	L+ 2.50	—%	Insurance	1,000	995	995
West Corporation	10/10/2024	5.59%	L+ 3.50	1.00%	Conglomerates	2,462	2,459	2,446
Woodford Express, LLC	01/27/2025	7.09%	L+ 5.00	1.00%	Energy	1,995	1,976	1,937
WP CPP Holdings, LLC	04/30/2025	6.28%	L+ 3.75	1.00%	Aerospace and Defense	2,500	2,494	2,515
YI, LLC	11/07/2024	6.33%	L+ 4.00	1.00%	Health Care	1,416	1,410	1,421
YI, LLC (9)	11/07/2024	6.33%	L+ 4.00	1.00%	Health Care	553	265	268
Zest Acquisition Corp. (6)	03/14/2025	5.84%	L+ 3.50	—%	Health Care	1,995	1,985	1,997
Total First Lien Floating Rate Loans						$178,319	$176,195	$173,457
Second Lien Floating Rate Loans —10% of Net Assets
Advantage Sales & Marketing Inc.	07/25/2022	8.59%	L+ 6.50	1.00%	Business Equipment and Services	$1,000	$996	$905
Albany Molecular Research, Inc.	08/30/2025	9.09%	L+ 7.00	1.00%	Health Care	3,002	3,052	3,006
Almonde Inc (3)	06/13/2025	9.56%	L+ 7.25	1.00%	Technology	608	603	588
Anchor Glass Container Corporation	12/07/2024	9.81%	L+ 7.75	1.00%	Containers and Glass Products	500	496	330
Applied Systems, Inc.	09/19/2025	9.33%	L+ 7.00	1.00%	Technology	344	344	356
Asurion, LLC (6) (7)	08/04/2025	8.09%	L+ 6.00	—%	Diversified Insurance	823	822	836
AVSC Holding Corp.	09/01/2025	9.34%	L+ 7.25	1.00%	Service & Equipment	1,077	1,075	1,072
BJ's Wholesale Club, Inc.	02/03/2025	9.53%	L+ 7.50	1.00%	Food/drug retailers	841	822	852
CH Hold Corp. (6)	02/03/2025	9.34%	L+ 7.25	1.00%	Automotive	149	148	151
Hyland Software Inc.	07/07/2025	9.09%	L+ 7.00	0.75%	Electronics/electric	605	604	616
Jazz Acquisition, Inc.	06/19/2022	9.08%	L+ 6.75	1.00%	Aerospace and Defense	1,250	1,253	1,194
Navicure, Inc. (6)	10/31/2025	9.59%	L+ 7.50	1.00%	Health Care	500	495	503
Optiv Inc.	01/31/2025	9.31%	L+ 7.25	1.00%	Business Equipment and Services	444	443	431
ProAmpac PG Borrower LLC	11/18/2024	10.58%	L+ 8.50	1.00%	Containers and Glass Products	500	494	508
Ranpak Corp.	10/03/2022	9.34%	L+ 7.25	1.00%	Containers and Glass Products	820	820	826
Vantage Specialty Chemicals, Inc.	10/27/2025	10.35%	L+ 8.25	1.00%	Chemical/plastics	125	123	126
WP CPP Holdings, LLC	04/30/2026	10.28%	L+ 7.75	1.00%	Aerospace and Defense	500	495	501
Total Second Lien Floating Rate Loans						$13,088	$13,085	$12,801
CLO Equity —29.4% of Net Assets
AMMC 2017-21A, Subordinated Notes (3) (4) (6)	11/02/2030	8.50%				$2,750	$2,597	$2,272
Apidos CLO XIV, Income Notes (3) (4) (6)	04/15/2025	—%				5,900	1,277	75
Apidos CLO XVIII, Income Notes (3) (4) (6)	07/22/2026	—%				2,500	1,630	1,323
Apidos CLO XXVII, Subordinated Notes (3) (4) (6)	07/17/2030	7.78%				5,000	4,103	3,728
Ares XXIX CLO Ltd., Subordinated Notes (3) (4) (6)	04/17/2026	5.92%				4,750	3,115	2,028
Avery Point II CLO, Income Notes (3) (4) (6)	07/17/2025	—%				3,200	1,255	48
Babson 2015-1, Income Notes (3) (4) (6)	01/20/2031	15.12%				2,840	1,979	1,812

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2018
(unaudited, in thousands)

Description (5), (12)	Maturity	Interest Rate (1)	Basis Point Spread Above Index (2)	LIBOR Interest Rate Floor	Industry	Par Amount	Cost	Fair Value
CLO Equity (continued) —29.4% of Net Assets
Carlyle Global Market Strategies CLO 2015-3, LTD., Subordinated Notes (3) (4) (6)	07/28/2028	10.55%				3,000	2,208	2,282
Carlyle Global Market Strategies CLO 2017-3, LTD., Subordinated Notes (3) (4) (6)	07/20/2029	10.16%				2,000	1,731	1,805
Cent CLO 18 Limited, Subordinated Notes (3) (4) (6)	07/23/2025	—%				4,675	2,346	1,994
Cent CLO 19 Limited, Subordinated Notes (3) (4) (6)	10/29/2025	13.45%				2,750	2,064	1,614
Dryden 30 Senior Loan Fund, Subordinated Notes (3) (4) (6)	11/15/2028	19.37%				2,500	1,399	1,400
Dryden 30A Senior Loan Fund, Subordinated Notes (3) (4) (6)	11/15/2028	17.97%				250	126	140
Dryden 38 Senior Loan Fund, Subordinated Notes (3) (4) (6)	07/15/2027	8.65%				3,000	2,272	2,062
Galaxy XVI CLO, Ltd., Subordinated Notes (3) (4) (6)	11/16/2025	10.94%				2,750	1,682	1,201
Highbridge Loan Management 2013-2, Ltd., Subordinated Notes (3) (4) (6)	10/20/2029	11.67%				1,401	847	817
Magnetite VIII, Limited, Subordinated Notes (3) (4) (6)	04/15/2031	11.08%				3,000	2,063	2,071
Neuberger Berman CLO XV, Ltd., Subordinated Notes (3) (4) (6)	10/15/2029	8.14%				3,410	1,949	1,733
Octagon Investment Partners XX, Ltd., Subordinated Notes (3) (4) (6)	08/12/2026	6.46%				2,500	1,639	1,180
OZLM XIX, Subordinated Notes (3) (4) (6)	11/22/2030	8.90%				1,500	1,364	1,275
OZLM XXI, Subordinated Notes (3) (4) (6)	01/20/2031	9.72%				1,750	1,664	1,636
Venture XVIII CLO, Subordinated Notes (3) (4) (6)	10/15/2029	12.60%				1,750	1,223	1,257
Voya 2017-2, Subordinated Notes (3) (4) (6)	06/07/2030	8.58%				2,000	1,760	1,727
Voya CLO 2017-4, Subordinated Notes (3) (4) (6)	10/15/2030	8.63%				2,270	2,269	2,087
Total CLO Equity						$67,446	$44,562	$37,567
Common Equity —0.1% of Net Assets
Ameriforge Group Inc., Common Equity (1,570 shares) (6) (11)						$2	$—	$101
Total Common Equity						$2	$—	$101
Warrants —0% of Net Assets
Ameriforge Group Inc., Warrants (4,984 shares) (6) (11)						$5	$—	$—
Total Warrants						$5	$—	$—
Total Non-Control/Non-Affiliate Investments (8) —175.4% of Net Assets						$258,860	$233,842	$223,926
Liabilities in Excess of Other Assets — (75.4%) of Net Assets								(96,288)
Net Assets — 100.0%								$127,638

(1)
For each debt investment we have provided the weighted-average interest rate in effect as of June 30, 2018. For each CLO investment we have provided the yield as of June 30, 2018 determined using the effective interest method that will be applied to the current amortized cost of the investment

AMERICAN CAPITAL SENIOR FLOATING, LTD.
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
JUNE 30, 2018
(unaudited, in thousands)

in the following quarter. See “Note 2 - Significant Accounting Policies” to the consolidated financial statements regarding the recognition of investment income on CLOs.

(2)
Floating rate debt investments typically accrue interest at a predetermined spread relative to an index, typically the London Interbank Offered Rate (“LIBOR” or “L”) or the prime index rate (“PRIME” or “P”), and reset monthly, quarterly or semi-annually. These instruments may be subject to a LIBOR or PRIME rate floor.

(3)
Investments that are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2018, qualifying assets represented 78% of total assets at fair value.

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

(6)	Fair value was determined using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy.

(7)	All or a portion of this position has not settled as of June 30, 2018.

(8)
Net estimated unrealized loss for federal income tax purposes was $12,323 as of June 30, 2018 based on a tax cost of $236,249. Estimated aggregate gross unrealized loss for federal income tax purposes as of June 30, 2018 is $13,810; estimated aggregate gross unrealized gain for federal income tax purposes as of June 30, 2018 was $1,487.

(9)
As of June 30, 2018, the Company had the following commitments to fund various delayed draw “Senior Floating Rate Loans” or “SFRLs.” Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 10 to the consolidated financial statements for further information on delayed draw loan commitments.

(in thousands) Portfolio Company	Total revolving and delayed draw loan commitments	Less: drawn commitments	Total undrawn commitments
Access CIG, LLC	$277	$—	$277
St. George's University Scholastic Services LLC	646	—	646
YI, LLC	553	266	$287
	$1,476	$266	$1,210

(10)	Investment was placed on non-accrual status as of June 30, 2018.

(11)	Non-income producing.

(12)
All of the Company’s portfolio company investments, which as of June 30, 2018 represented 175.4% of the Company’s net assets or 96.8% of the Company’s total assets, were subject to legal restrictions on sales.

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

On January 3, 2017, Ivy Hill Asset Management, L.P. (“IHAM” or our “Manager”), a wholly owned portfolio company of Ares Capital Corporation (NASDAQ: ARCC) (“Ares Capital”) was appointed as our new investment adviser pursuant to the Interim Management Agreement (as defined below), and on such date, we entered into the Interim Management Agreement. On May 19, 2017, a new management agreement with IHAM was approved by our stockholders (the “Management Agreement”). Ares Capital is externally managed by Ares Capital Management LLC, a subsidiary of Ares Management, L.P. (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative asset manager, pursuant to an investment advisory and management agreement. Our common stock $0.01 par value per share (the “Common Stock”) is listed on the NASDAQ Global Select Market (“NASDAQ”), where it trades under the symbol “ACSF.” IHAM is a U.S. Securities and Exchange Commission (the “SEC”) -registered investment adviser that was registered under the Investment Advisers Act of 1940 on March 30, 2012.

Plan of Complete Liquidation and Dissolution

On May 4, 2018, our board of directors (the “Board”) approved a Plan of Complete Liquidation and Dissolution (the “Plan”) of ACSF that includes the sale of all or substantially all of ACSF’s assets and distribution of the net proceeds thereof to our stockholders, after which ACSF will be dissolved. On June 28, 2018, our stockholders approved the Plan at a special meeting of stockholders. Pursuant to the Plan, we intend to, among other things, convert all or substantially all of our assets into cash, pay all of our other known liabilities and make provisions for contingent liabilities, and make one or more distributions to our stockholders of cash available for distribution. See Note 11 for more information on the Plan.

Investment Objective

Prior to stockholder approval of the Plan, our investment objective was to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Manager actively manages our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “Senior Floating Rate Loans” or “SFRLs”), which are commonly referred to as leveraged loans. We also invest in debt and equity tranches of collateralized loan obligations (“CLOs”), which are securitized vehicles collateralized primarily by SFRLs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of SFRL positions previously held by us.

As described above, pursuant to the Plan, we currently intend to, among other things, convert all or substantially all of our investments into cash, pay all our other known liabilities and make provisions for contingent liabilities, and make one or more distributions to our stockholders of cash available for distribution.

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

As of June 30, 2018 and December 31, 2017, all of our investments were non-control/non-affiliate investments.

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

ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”), provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or provision in the current year. Determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors, including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. We are not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change materially.

If we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.

Investment Income

For debt investments, we record interest income on the accrual basis to the extent that such amounts are expected to be collected. OID and purchased discounts and premiums are accreted into interest income using the effective interest method, where applicable. Loan origination fees are deferred and accreted into interest income using the effective interest method. We record prepayment premiums on loans and other investments as interest income when such amounts are received. We stop accruing interest on investments when it is determined that interest is no longer collectible. As of June 30, 2018 and December 31, 2017, we had one loan on non-accrual status, which represented 0.6% of the total investments at cost and 0.3% of the total investments at fair value.

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

During the three and six months ended June 30, 2018, we recorded $0.8 million and $1.2 million, respectively, in reductions to the Reference Amount on four and six, respectively, of our CLO equity investments. During the three and six months ended June 30, 2017, we recorded $1.6 million and $4.5 million, respectively, in reductions to the Reference Amount on six and twelve, respectively, of our CLO equity investments.

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

Note 3. Management Agreement

Prior to January 3, 2017, we were managed by American Capital ACSF Management, LLC (our “Prior Manager”), an indirect wholly owned subsidiary of American Capital, Ltd. (“American Capital”), pursuant to a management agreement dated January 15, 2014 between us and our Prior Manager (the “Prior Management Agreement”). On January 3, 2017, IHAM was appointed as our new investment adviser. Additionally, on January 3, 2017, we entered into an interim management agreement with our Manager pursuant to Rule 15a-4 adopted under the 1940 Act (the “Interim Management Agreement”). The Prior Management Agreement was automatically terminated in accordance with its terms as a result of its deemed “assignment” under the 1940 Act, following the acquisition of American Capital by Ares Capital on January 3, 2017. On May 19, 2017, the Management Agreement was approved by our stockholders, and on such date, we entered into the Management Agreement. On May 4, 2018, our Board approved the annual renewal of the Management Agreement.

The Management Agreement provides that our Manager will be compensated for serving as ACSF’s investment adviser at the same rate as in the Interim Management Agreement and the Prior Management Agreement: an annual rate of 0.80% of our total assets, excluding cash and cash equivalents and net unrealized appreciation or depreciation, each as determined under GAAP at the end of the most recently completed fiscal quarter with no incentive fee. For the three and six months ended June 30, 2018, we recognized a management fee of $473 and $942, respectively. For the three and six months ended June 30, 2017, we recognized a management fee of $533 and $1,064, respectively. The portion of the management fee accrued for the second quarter of 2018 remains unpaid and is recorded as a liability on our Consolidated Statement of Assets and Liabilities.

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

Pursuant to the Management Agreement, the services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us, are provided and paid for by our investment adviser. We are responsible for all other expenses of our operations and transactions, including, but not limited to, costs incurred in connection with formation and capital raising activities; transaction costs incident to the acquisition, disposition, financing, hedging and ownership of our and our subsidiaries' investments; diligence costs incurred for prospective investments; expenses incurred in contracting with third parties; external legal, auditing, accounting, consulting, investor relations, portfolio valuation, brokerage and administrative fees and expenses; the compensation and expenses of our directors who are not employees of our Manager or any of its affiliates and the cost of liability insurance to indemnify our directors and officers and the officers and employees of our Manager and its affiliates who provide services to us; the costs associated with our indebtedness; expenses related to the payment of dividends; costs incurred by the Board and personnel of our Manager or its affiliates for travel on our behalf; expenses relating to communications to holders of our securities, including our website, and in complying with the continuous reporting and other requirements of the SEC and other governmental bodies; tax and license fees applicable to us and our subsidiaries; insurance costs incurred by us and our subsidiaries; transfer agent, custodial, trustee, third party loan administration and exchange listing fees; the costs of printing and mailing proxies and reports to our stockholders; the costs of establishing and maintaining our websites; all cost of organizing, modifying or dissolving our company or any subsidiary and costs in preparation of entering into or exiting any business activity; our pro rata portion of costs associated with any computer software, hardware or information technology services that are used by us or our subsidiaries; our pro rata portion of the costs and expenses incurred with respect to market information systems and publications, research publications and materials used by us or our Manager on our behalf; settlement, clearing, trustee, prime brokerage and custodial fees and expenses relating to us and our subsidiaries; the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency (as such costs relate to us), all taxes and license fees and all insurance costs incurred on behalf of us; the costs of administering our equity incentive plans, if any; and our pro rata portion of rent, utilities and overhead expenses of our Manager and its affiliates required for our operations and our subsidiaries. Pursuant to the Management Agreement and the Interim Management Agreement (as applicable), for the three and six months ended June 30, 2018, we recognized $11 and $29, respectively, of rent, utilities and overhead expenses that were reimbursable to our Manager. Pursuant to the Management Agreement and the Interim Management Agreement (as applicable), for the three and six months ended June 30, 2017, we recognized $18 and $45, respectively, of rent, utilities and overhead expenses that were reimbursable to our Manager.

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

For the three and six months ended June 30, 2017, our Manager was responsible for $176 and $614, respectively, of other operating expenses as a result of the first quarter 2017 Voluntary Expense Cap.

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

IHAM with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services, services relating to the marketing and sale of interests in vehicles managed by IHAM, managing the services and oversight of custodians, depositories, accountants, attorneys, underwriters and such other persons in any other capacity deemed to be necessary, which allows IHAM to fulfill all of its responsibilities under the Management Agreement. Payments made to Ares Operations by our Manager under the Administrative Agreement are equal to an amount based upon the allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the Administrative Agreement, including the allocable portion of the compensation, rent, utilities and overhead expenses of certain of IHAM’s officers and their respective staffs incurred on our behalf.

Securities Transactions

We may, from time to time, purchase securities from, or sell securities to affiliates of our Manager at fair value on the trade date. During the six months ended June 30, 2018 and 2017, there were no purchases of securities from or sale of securities to affiliates of our Manager.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator — Net Earnings (Losses)	$(523)	$393	$2,602	$3,145
Denominator — weighted average shares	10,000	10,000	10,000	10,000
Net Earnings (Losses) per share	$(0.05)	$0.04	$0.26	$0.31

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

The following fair value hierarchy tables set forth our investments measured at fair value on a recurring basis by level as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
First lien floating rate loans	$173,457	$—	$137,174	$36,283
Second lien floating rate loans	12,801	—	11,311	1,490
CLO equity	37,567	—	—	37,567
Common equity	101	—	—	101
Warrants	—	—	—	—
Total Investments	$223,926	$—	$148,485	$75,441

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

The following table provides a summary of the changes in fair value of Level 3 assets for the six months ended June 30, 2018 , as well as the portion of net unrealized gain (loss) for the six months ended June 30, 2018 related to those assets still held as of June 30, 2018:

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Warrants	Total
Beginning Balance – December 31, 2017	$38,583	$1,615	$43,828	$64	$—	$84,090
Purchases	11,529	256	181	—	—	11,966
Sales	(522)	—	(4,209)	—	—	(4,731)
Repayments (1)	(8,846)	(20)	(4,194)	—	—	(13,060)
Amortization/accretion and CLO income accrual (2)	21	1	2,517	—	—	2,539
Transfers out (3)	(24,020)	(1,870)	—	—	—	(25,890)
Transfers in (3)	19,758	1,490	—	—	—	21,248
Net realized gain (loss)	33	—	(1,607)	—	—	(1,574)
Net unrealized gain (loss)	(253)	18	1,051	37	—	853
Ending Balance – June 30, 2018	$36,283	$1,490	$37,567	$101	$—	$75,441
Net change in unrealized gain (loss) attributable to our Level 3 assets still held as of June 30, 2018	$(133)	$(5)	$(365)	$37	$—	$(466)

(1)	Includes total cash distributions from CLO equity investments.

(2)	Includes amortization/accretion of discount/premium on the loan portfolio and income accrued on the CLOs using the effective interest method during the six months ended June 30, 2018.

(3)
Investments were transferred into and out of Level 3 and Level 2 due to changes in the quantity and quality of inputs obtained to support the fair value of each investment. Transfers into and out of the levels are recognized at the beginning of the period.

The following table provides a summary of the changes in fair value of Level 3 assets for the six months ended June 30, 2017, as well as the portion of net unrealized gain (loss) for the six months ended June 30, 2017 related to those assets still held as of June 30, 2017:

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

	First Lien Floating Rate Loans	Second Lien Floating Rate Loans	CLO Equity	Common Equity	Warrants	Total
Beginning Balance - December 31, 2016 (1)	$—	$554	$41,329	$16	$—	$41,899
Purchases	21,441	1,010	9,521	—	—	31,972
Sales	—	—	(3,681)	(9)	—	(3,690)
Repayments (1)	(3,000)	(60)	(5,061)	—	—	(8,121)
Amortization/accretion and CLO income accrual(3)	7	(1)	3,263	—	—	3,269
Transfers out (4)	(11,811)	(1,929)	—	—	—	(13,740)
Transfers in (4)	20,337	2,253	—	—	—	22,590
Net realized gain (loss)	4	—	(3,402)	9	—	(3,389)
Net unrealized gain (loss)	249	32	2,142	(16)	—	2,407
Ending Balance – June 30, 2017	$27,227	$1,859	$44,111	$—	$—	$73,197
Net change in unrealized gain (loss) attributable to our Level 3 assets still held as of June 30, 2017	$173	$28	$(1,658)	$—	$—	$(1,457)

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

(2)	Includes total cash distributions from CLO equity investments.

(3)	Includes amortization/accretion of discount/premium on the loan portfolio and income accrued on the CLOs using the effective interest method during the six months ended June 30, 2017.

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

The following table summarizes the significant unobservable inputs used in the determination of fair value for our Level 3 investments by category of investment and valuation technique as of June 30, 2018:

				Range
	Fair Value	Valuation Techniques/ Methodology	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
First lien floating rate loans	$36,283	Third-party vendor pricing service and/or broker quote	N/A	N/A	N/A	N/A
Second lien floating rate loans	1,490	Third-party vendor pricing service	N/A	N/A	N/A	N/A
CLO equity	37,567	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Common equity	101	Third-party vendor pricing service	N/A	N/A	N/A	N/A
Warrants	—	EV Market Multiple Analysis	EBITDA Multiple	2.0x	2.0x	2.0x
Total	$75,441

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

We use Standard & Poor's, an independent international financial data and investment services company and provider of global equity indexes, for classifying the industry groupings of our SFRL investments. The following table shows the SFRL portfolio composition by industry grouping at fair value as a percentage of total SFRLs as of June 30, 2018 and December 31, 2017. Our investments in CLOs are excluded from the table.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

	June 30, 2018	December 31, 2017
Health Care	11.9%	13.6%
Electronics/Electric	11.4%	16.7%
Aerospace and Defense	7.0%	7.0%
Business Equipment and Services	5.8%	8.6%
Service & Equipment	5.1%	1.0%
Technology	4.6%	4.7%
Automotive	4.2%	2.5%
Clothing/Textiles	4.0%	4.2%
Banking, Finance & Insurance	3.8%	1.0%
Energy	3.2%	1.6%
Utilities	2.9%	2.7%
Oil and Gas	2.7%	3.6%
Conglomerates	2.7%	1.4%
Diversified Insurance	2.6%	1.7%
Containers and Glass Products	2.5%	1.5%
Chemical/Plastics	2.5%	2.6%
Education	2.4%	—%
Food/Drug Retailers	2.0%	3.0%
Telecommunications	1.7%	2.3%
Industrial Equipment	1.6%	1.6%
Electronics	1.4%	1.5%
Telecommunications/Cellular Communications	1.1%	1.1%
Industrial Equipment	1.1%	1.8%
Insurance	1.1%	1.3%
Computers & Electronics	1.1%	—%
Ecological Services and Equipment	1.1%	1.1%
Leisure Goods/Activities/Movies	1.0%	1.0%
Publishing	1.0%	1.1%
Financial Intermediaries	0.9%	0.9%
Home Furnishings	0.9%	2.1%
Food Service	0.8%	—%
Lodging and Casinos	0.7%	0.8%
Building & Development	0.7%	—%
Food Products	0.6%	0.9%
Cable and Satellite Television	0.5%	0.5%
Nonferrous Metals/Minerals	0.5%	1.5%
Other	0.9%	3.1%
Total	100.0%	100.0%

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Note 7. Debt

Secured Revolving Credit Facility

ACSF Funding is a party to a secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”), which originally allowed ACSF Funding to borrow up to $135,000. In May 2018, ACSF Funding exercised its option under the Credit Facility to reduce its total commitment thereunder by $20,000, resulting in remaining aggregate commitments of $115,000 thereunder. The Credit Facility matures on December 18, 2018. ACSF Funding may make draws under the Credit Facility from time to time to purchase or acquire certain eligible assets. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. As of June 30, 2018 and December 31, 2017, the fair value of the assets pledged as collateral in ACSF Funding was $186,258 and $185,348, respectively. The Credit Facility is non-recourse to ACSF. Amounts drawn under the Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus 1.80%, or (b) 0.80% plus the highest of (i) the Federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s prime rate or (iii) one-month LIBOR plus 1%. ACSF Funding may borrow, prepay and reborrow loans under the Credit Facility at any time prior to November 18, 2018, the commitment termination date, subject to certain terms and conditions, including maintaining a sufficient borrowing base. Any outstanding balance on the Credit Facility as of the commitment termination date must be repaid by the maturity date unless otherwise extended. See Note 11 for a subsequent event regarding the termination of the Credit Facility.

ACSF Funding is required to pay a commitment fee in an amount equal to 0.75% on the actual daily unused amount of the current lender commitments under the Credit Facility to the extent the outstanding amount of committed loans is less than an amount equal to 90% of the aggregate commitments through the commitment termination date, payable quarterly in arrears.

As of June 30, 2018, there was $92,300 outstanding under the Credit Facility, which had a fair value of $92,300 and a stated interest rate of 3.82%. As of December 31, 2017, there was $87,500 outstanding under the Credit Facility, which had a fair value of $87,500 and a stated interest rate of 3.32%. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions and is measured with Level 3 inputs. As of June 30, 2018, ACSF and ACSF Funding were in compliance in all material respects with all covenants of the Credit Facility, including compliance with a borrowing base that applies various advance rates of up to 80% on the assets pledged as collateral by ACSF Funding.

For the three months ended June 30, 2018, we incurred interest and commitment fees on the Credit Facility of $877 and $52, respectively. For the three months ended June 30, 2017, we incurred interest and commitment fees on the Credit Facility of $668 and $78, respectively. For the six months ended June 30, 2018, we incurred interest and commitment fees on the Credit Facility of $1,678 and $127, respectively. For the six months ended June 30, 2017, we incurred interest and commitment fees on the Credit Facility of $1,311 and $145, respectively.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Note 8. Consolidated Financial Highlights

	Six Months Ended June 30,
	2018	2017
Per Share Data:
Net asset value, beginning of period	$13.09	$13.68
Net investment income	0.43	0.55
Net realized and unrealized loss on investments	(0.17)	(0.24)
Net Earnings	0.26	0.31
Distributions to stockholders	(0.58)	(0.58)
Net asset value, end of period	$12.76	$13.41
Per share market value, end of period	$12.30	$12.85
Total return based on market value (1), (5)	22.92%	12.88%
Total return based on net asset value (1), (5)	1.91%	2.40%
Ratios to Average Net Assets:
Net investment income (2)	6.76%	8.27%
Operating expenses (2), (3)	3.13%	2.37%
Interest and related expenses (2)	2.86%	2.23%
Total expenses (2), (3)	5.99%	4.60%
Supplemental Data:
Net assets, end of period	$127,638	$134,114
Shares outstanding, end of period	10,000	10,000
Average debt outstanding	$95,026	$96,604
Asset coverage per unit, end of period (4)	$2,383	$2,366
Portfolio turnover ratio (5)	24.34%	47.55%

(1)
Total return is based on the change in market price or net asset value per share, as applicable, during the period and takes into account distributions reinvested in accordance with our dividend reinvestment and stock purchase plan (the “Dividend Reinvestment and Stock Purchase Plan”).

(2)	Annualized for periods less than one year.

(3)
For the six months ended June 30, 2017, the ratio of operating expenses to average net assets and the ratio of total expenses to average net assets are shown net of the reimbursement for the first quarter 2017 Voluntary Expense Cap. The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets would be 3.28% and 5.51%, respectively, without the first quarter 2017 Voluntary Expense Cap for the six months ended June 30, 2017.

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

Note 9. Capital Transactions

There were no common share transactions that occurred during the six months ended June 30, 2018.

On May 10, 2018, we declared a monthly cash distribution to stockholders of $0.097 per share for each of May, June and July 2018. See Note 11 for a subsequent event regarding cash distributions to stockholders.

Note 10. Commitments and Contingencies

In the ordinary course of business, we may be a party to certain legal proceedings, including actions brought against us and others with respect to investment transactions. The outcomes of any such legal proceedings are uncertain and, as a result of these proceedings, the values of the investments to which they relate could decrease. We were not subject to any material litigation against us as of June 30, 2018 or December 31, 2017.

AMERICAN CAPITAL SENIOR FLOATING, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(in thousands, except per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

Commitments to extend credit include loan proceeds we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. Unrealized gains or losses associated with unfunded commitments are recorded in the consolidated financial statements and reflected as an adjustment to the fair value of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments is not recognized by the Company until the commitment becomes funded. As of June 30, 2018 and December 31, 2017, we had $1,210 and $553, respectively, of outstanding unfunded loan commitments.

Note 11. Subsequent Events

On July 2, 2018, in connection with the Plan, we suspended our Dividend Reinvestment and Stock Purchase Plan. The suspension will become effective for all distributions with record dates on or after August 1, 2018.

In July 2018, ACSF Funding fully repaid its outstanding commitments on its Credit Facility and as of July 27, 2018, the Credit Facility was effectively terminated.

NASDAQ Delisting

On August 3, 2018, in connection with the Plan, the Board approved the voluntary delisting of the Common Stock from NASDAQ. On August 6, 2018, the Company provided notice to NASDAQ of its intent to voluntarily delist and deregister its Common Stock from NASDAQ. The Company intends to file a Form 25 with the SEC on or about August 16, 2018 to commence the delisting process. The Company expects that the delisting will become effective prior to the commencement of trading on or about August 27, 2018, at which time trading in the Common Stock will be indefinitely suspended.

Liquidating Distribution

On August 3, 2018, in connection with the Company’s sale of certain of the Company’s portfolio investments pursuant to the Plan, the Board approved an initial liquidating distribution of $8.80 per share (such distribution, the “Initial Liquidating Distribution”) to the Company’s stockholders of record as of the close of business on August 16, 2018 (the “Record Date”) in accordance with the Plan. The payment of the Initial Liquidating Distribution will be made on August 27, 2018. In accordance with NASDAQ rules, the ex-dividend date will be August 28, 2018, the first business day following the payment date for the Initial Liquidating Distribution.

In addition to the sale of certain of its portfolio investments that have been completed, the Company has entered into contracts for the sale of all of its remaining portfolio investments but cannot assure that these remaining sales will be consummated. After paying and/or maintaining reserves against all of the Company’s liabilities (including contingent liabilities), the Company intends to make one or more additional liquidating distributions of its remaining assets to its stockholders (collectively, “Additional Liquidating Distributions” and, together with the Initial Liquidating Distribution, “Total Liquidating Distributions”). Total Liquidating Distributions are estimated to be within a range of $12.33 to $12.46 per share as detailed below.

Based on the information currently available, the Company estimates that the aggregate amount to be received by stockholders pursuant to the Plan (including cumulative dividends already paid in May, June, July and August of 2018 (the “Cumulative Dividends Paid”), the Initial Liquidating Distribution and Additional Liquidating Distributions) will be between 97% to 98% of the Company’s net asset value per share as of March 31, 2018 of $13.11, or within a range of $12.72 to $12.85 per share. These aggregate amounts include (a) the Cumulative Dividends Paid of $0.388 per share, (b) the Initial Liquidating Distribution of $8.80 per share and (c) Additional Liquidating Distributions, which the Company currently estimates will be within a range of $3.53 to $3.66 per share in the aggregate. The actual Additional Liquidating Distributions received by each stockholder could be more or less than the estimated ranges and the timing of such distributions is uncertain. The Company intends to complete the Additional Liquidating Distributions by September 30, 2018, or as soon as practicable thereafter.

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

On May 4, 2018, our board of directors (the “Board”) approved a Plan of Complete Liquidation and Dissolution (the “Plan”) of ACSF that includes the sale of all or substantially all of ACSF’s assets and distribution of the net proceeds thereof to our stockholders, after which ACSF will be dissolved. On June 28, 2018, our stockholders approved the Plan at a special meeting of stockholders. Pursuant to the Plan, we intend to, among other things, convert all or substantially all of our assets into cash, pay all of our other known liabilities and make provisions for contingent liabilities, and make one or more distributions to our stockholders of cash available for distribution.

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

Investments

Prior to stockholder approval of the Plan, our investment objective was to provide attractive, risk-adjusted returns over the long term primarily through current income while seeking to preserve our capital. Our Manager actively manages our leveraged portfolio composed primarily of diversified investments in first lien and second lien floating rate loans principally to large-market U.S.-based companies (collectively, “SFRLs” or “Loan Portfolio”) which are commonly referred to as leveraged loans. Standard and Poor's (“S&P”) defines large-market loans as loans to issuers with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of greater than $50 million. SFRLs are typically collateralized by a company's assets and structured with first lien or second lien priority on collateral, providing for greater security and potential recovery in the event of default compared to other subordinated fixed-income products. We also invest in debt and equity tranches of collateralized loan obligations (“CLOs”) which are securitized vehicles collateralized primarily by SFRLs. In addition, we may selectively invest in loans issued by middle market companies, mezzanine and unitranche loans and high yield bonds. Additionally, we may from time to time hold or invest in other equity investments and other debt or equity securities generally arising from a restructuring of SFRL positions previously held by us. Under normal market conditions, we invest at least 80% of our assets in SFRLs.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to U.S. based large-market private companies, the level of merger and acquisition activity for such companies, the general economic environment, market conditions and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” as defined by Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The definition of “eligible portfolio company” includes private operating companies and certain public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million, in each case organized under the laws of and with their principal place of business located in the United States. Investments in debt and equity tranches of CLOs are generally deemed non-qualified assets for BDC compliance purposes; therefore, under normal market conditions, we have intended to limit our CLO investments to 20% of our portfolio.

As described above, pursuant to the Plan, we currently intend to, among other things, convert all or substantially all of our investments into cash, pay all of our other known liabilities and make provisions for contingent liabilities, and make one or more distributions to our stockholders of cash available for distribution.

Portfolio and Investment Activity

As of June 30, 2018, our portfolio was comprised of 77.5% first lien loans, 5.7% second lien loans (collectively, the “Loan Portfolio) and 16.8% CLO equity (the “CLO Portfolio” and together with the Loan Portfolio, the “Investment Portfolio”), measured at fair value. The Loan Portfolio consisted of 117 portfolio companies in 39 industries, and the CLO Portfolio included 23 CLOs managed by 16 different collateral managers with vintages ranging from 2012 to 2017. Our Loan Portfolio consisted of all floating rate investments with 86.4% having LIBOR floors ranging between 0.75% and 1.25%. The weighted average LIBOR floor in our Loan Portfolio was 0.87% as of June 30, 2018. The following table depicts a summary of the portfolio as of June 30, 2018:

($ in thousands)	Cost	Fair Value	Cumulative Net Unrealized Gain (Loss)	Weighted Average Yield at Cost (1)
Investment Portfolio:
First lien floating rate loans	$176,195	$173,457	$(2,738)	6.32%
Second lien floating rate loans	13,085	12,801	(284)	9.26%
Total Loan Portfolio	189,280	186,258	(3,022)	6.53%
CLO Portfolio	44,562	37,567	(6,995)	8.44%
Common equity	—	101	101	—%
Warrants	—	—	—	—%
Total Investment Portfolio	$233,842	$223,926	$(9,916)	6.89%

(1)
Weighted average yield at cost is computed as (a) the annual stated interest rate or yield earned on accruing debt and other income producing securities, divided by (b) the total investments in such asset type at amortized cost. The weighted average yield of our portfolio does not represent the total return to our stockholders.

The weighted average yield at cost during the three months ended June 30, 2018 on the Loan Portfolio, the CLO Portfolio and the total investment portfolio was 6.52%, 9.64% and 7.13%, respectively. The weighted average yield at cost during the six months ended June 30, 2018 on the Loan Portfolio, the CLO Portfolio and the total investment portfolio was 6.36%, 10.12% and 7.12%, respectively.

The Investment Portfolio was actively managed, with a turnover ratio of 13.31% and 24.34%, respectively, for the three and six months ended June 30, 2018. The following tables depict the portfolio activity for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018
($ in thousands)	First Lien	Second Lien	CLO Equity	Equity	Total	First Lien	Second Lien	CLO Equity	Equity	Total
Fair value, beginning of period	$169,620	$12,970	$41,977	$75	$224,642	$170,947	$14,401	$43,828	$64	$229,240
Purchases	29,339	1,254	(1)	—	30,592	52,961	2,133	181	—	55,275
Sales	(8,268)	(264)	(3,247)	—	(11,779)	(13,472)	(1,314)	(4,209)	—	(18,995)
Repayments (1)	(15,215)	(998)	(1,927)	—	(18,140)	(35,814)	(2,518)	(4,194)	—	(42,526)
Amortization/accretion and CLO income accrual (2)	78	—	1,157	—	1,235	129	(1)	2,517	—	2,645
Net realized loss	(537)	(740)	(823)	—	(2,100)	(985)	(1,194)	(1,607)	—	(3,786)
Net unrealized gain (loss)	(1,560)	579	431	26	(524)	(309)	1,294	1,051	37	2,073
Fair Value, end of period	$173,457	$12,801	$37,567	$101	$223,926	$173,457	$12,801	$37,567	$101	$223,926

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and six months ended June 30, 2018.

(2)	Includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018				Six Month Ended June 30, 2018
	Loan Portfolio	CLO Equity	Common Equity/Warrants	Total Portfolio	Loan Portfolio	CLO Equity	Common Equity/Warrants	Total Portfolio
Portfolio companies, beginning of period	121	24	1	146	129	25	1	155
Purchases	11	—	—	11	24	—	—	24
Complete exit	(15)	(1)	—	(16)	(36)	(2)	—	(38)
Portfolio companies - end of period	117	23	1	141	117	23	1	141

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

The weighted average yield at cost during the three months ended June 30, 2017 on the Loan Portfolio, the CLO Portfolio and the total investment portfolio was 5.46%, 11.67% and 6.67%, respectively. The weighted average yield at cost during the six months ended June 30, 2017 on the Loan Portfolio, the CLO Portfolio and the total investment portfolio was 5.49%, 12.44% and 6.84%, respectively.

The Investment Portfolio was actively managed, with a turnover ratio of 21.61% and 47.55%, respectively, for the three and six months ended June 30, 2017. The following tables depict the portfolio activity for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017					Six Months Ended June 30, 2017
($ in thousands)	First Lien	Second Lien	CLO Equity	Equity	Total	First Lien	Second Lien	CLO Equity	Equity	Total
Fair value, beginning of period	$190,897	$14,399	$42,031	$—	$247,327	$188,098	$15,429	$41,329	$16	$244,872
Purchases	49,346	900	7,981	—	58,227	109,528	2,841	9,521	—	121,890
Sales	(16,315)	(496)	(3,681)	—	(20,492)	(49,939)	(3,005)	(3,681)	(9)	(56,634)
Repayments (1)	(29,975)	(65)	(2,415)	—	(32,455)	(53,545)	(529)	(5,061)	—	(59,135)
Amortization/accretion and CLO income accrual (2)	44	3	1,428	—	1,475	116	11	3,263	—	3,390
Net realized gain (loss)	108	(439)	(3,404)	—	(3,735)	474	(352)	(3,404)	9	(3,273)
Net unrealized gain (loss)	(969)	431	2,171	52	1,685	(1,596)	338	2,144	36	922
Fair value, end of period	$193,136	$14,733	$44,111	$52	$252,032	$193,136	$14,733	$44,111	$52	$252,032

(1)	Repayments for CLO equity reflect the amount of cash distributions from CLO investments received during the three and six months ended June 30, 2017.

(2)	Includes amortization/accretion of discount/premium on the Loan Portfolio and income accrued on the CLOs using the effective interest method during the three and six months ended June 30, 2017.

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Loan Portfolio	CLO Equity	Common Equity/Warrants	Total Portfolio	Loan Portfolio	CLO Equity	Common Equity/Warrants	Total Portfolio
Portfolio companies, beginning of period	157	22	—	179	149	21	—	170
Purchases	24	3	—	27	68	4	—	72
Complete exit	(31)	(2)	—	(33)	(67)	(2)	—	(69)
Restructure	(1)	—	1	—	(1)	—	1	—
Portfolio companies - end of period	149	23	1	173	149	23	1	173

As of June 30, 2018, approximately 65.2% of our Loan Portfolio, at fair value, was comprised of loans with a facility rating by S&P of at least “B” or higher. The following chart shows the S&P facility credit rating of our rated Loan Portfolio at fair value as of June 30, 2018:

First Lien	Second Lien

(1) As a percentage of the total Loan Portfolio, excluding non-rated loans which represent 2.9% of the total Loan Portfolio.

Results of Operations

Operating results for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Investment income:
Senior floating rate loans	$3,044	$2,691	$5,762	$5,468
CLO equity	1,157	1,428	2,517	3,263
Total investment income	4,201	4,119	8,279	8,731
Expenses:
Interest and other debt related costs	952	769	1,851	1,502
Management fee	473	533	942	1,064
Other operating expenses	669	541	1,164	1,255
Total expenses	2,094	1,843	3,957	3,821
Expense reimbursement	—	(176)	—	(614)
Net expenses	2,094	1,667	3,957	3,207
Net investment income before taxes	2,107	2,452	4,322	5,524
Income tax provision, including excise tax	(6)	(9)	(6)	(28)
Net investment income	2,101	2,443	4,316	5,496
Net realized and unrealized gain (loss) on investments:
Net realized loss on investments	(2,100)	(3,735)	(3,786)	(3,273)
Net unrealized gain (loss) on investments	(524)	1,685	2,072	922
Net loss on investments	(2,624)	(2,050)	(1,714)	(2,351)
Net increase (decrease) in net assets resulting from operations (“Net Earnings (Losses)”)	$(523)	$393	$2,602	$3,145

Investment Income

Investment income increased $0.1 million, or 2%, to $4.2 million for the three months ended June 30, 2018 compared to the comparable period in 2017. The increase was a result of higher portfolio yields, on average, during the second quarter of 2018 compared to the comparable period in 2017. The weighted average yield at cost on our Loan Portfolio, CLO Portfolio and Investment Portfolio was 6.52%, 9.64% and 7.13%, respectively, during the three months ended June 30, 2018 , as compared to 5.46%, 11.67% and 6.67%, respectively, during the three months ended June 30, 2017.

Investment income decreased $0.5 million, or 5%, to $8.3 million for the six months ended June 30, 2018 compared to the comparable period in 2017. The decrease was a result of a smaller Investment Portfolio, on average, during the first half of 2018 compared to the comparable period in 2017. The weighted average yield at cost on our Loan Portfolio, CLO Portfolio and Investment Portfolio was 6.36%, 10.12% and 7.12%, respectively, during the six months ended June 30, 2018 , as compared to 5.49%, 12.44% and 6.84%, respectively, during the six months ended June 30, 2017.

Net Expenses

For the three months ended June 30, 2018, net expenses increased $0.4 million, or 25.6%, to $2.1 million as compared to the comparable period in 2017. The increase in net expenses was primarily driven by the expiration of the Voluntary Expense Cap and an increase in interest expense mainly due to increasing LIBOR rates.

For the six months ended June 30, 2018, net expenses increased $0.8 million, or 23.4%, to $4.0 million as compared to the comparable period in 2017. The increase in net expenses was primarily driven by the expiration of the Voluntary Expense Cap and an increase in interest expense mainly due to increasing LIBOR rates.

The following table outlines the costs associated with our Credit Facility (as defined below) during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Interest expense	$877	$668	$1,678	$1,311
Commitment fees	52	78	127	145
Amortization of deferred financing costs	23	23	46	46
Total interest and other debt related costs	$952	$769	$1,851	$1,502

Weighted average debt outstanding	$95,026	$93,993	$95,229	$96,604
Weighted average cost of funds (1)	4.01%	3.20%	3.89%	3.04%
Weighted average stated interest rate	3.72%	2.82%	3.53%	2.70%
(1) Includes interest, unfunded commitment fees and amortization of debt financing costs.

Net Realized Gain (Loss) on Investments

Sales and repayments of investments during the three months ended June 30, 2018 totaled $29.9 million resulting in a net realized loss on investments of $2.1 million. Sales and repayments of investments during the three months ended June 30, 2017 totaled $52.9 million resulting in a net realized loss on investments of $3.7 million.

Sales and repayments of investments during the six months ended June 30, 2018 totaled $61.5 million resulting in a net realized loss on investments of $3.8 million. Sales and repayments of investments during the six months ended June 30, 2017 totaled $115.8 million resulting in a net realized loss on investments of $3.3 million.

Net Unrealized Gain (Loss) on Investments

During the three months ended June 30, 2018, we recognized a net unrealized loss on investments of $0.5 million primarily composed of a net unrealized depreciation on investments of $2.4 million offset by the reversal of net unrealized depreciation related to a net realized loss of $1.9 million. During the three months ended June 30, 2017, we recognized a net unrealized gain on investments of $1.7 million primarily composed of a net unrealized depreciation of investments of $2.0 million offset by the reversal of net unrealized depreciation related to net realized loss of $3.7 million.

During the six months ended June 30, 2018, we recognized a net unrealized gain on investments of $2.1 million primarily composed of a net unrealized depreciation on investments of $1.4 million offset by the reversal of net unrealized depreciation related to a net realized loss of $3.5 million. During the six months ended June 30, 2017, we recognized a net unrealized gain on investments of $0.9 million primarily composed of a net unrealized depreciation on investments of $2.0 million offset by the reversal of net unrealized depreciation related to a net realized loss of $2.9 million.

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

At our discretion, we may delay distributions of a portion of our current year taxable income to the subsequent year and pay 4% excise taxes on such deferred distributions, as required, as calculated under the Code. If we anticipate paying excise taxes, we accrue excise taxes on a quarterly basis based on our estimates. For the three and six months ended June 30, 2018, we recorded an expense of $6 thousand and $6 thousand, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2017, we recorded an expense of $9 thousand and $28 thousand, respectively, for U.S. federal excise tax.

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

Equity Capital

As a BDC, we are generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any underwriting discount, except (i) with the prior approval of a majority of our stockholders, (ii) in connection with a rights offering to our existing stockholders or (iii) under such other circumstances as the SEC may permit. As of June 30, 2018, our net asset value was $12.76 per share and our closing market price was $12.30 per share.

Debt Capital

Our wholly owned special purpose financing vehicle, ACSF Funding I, LLC, a Delaware limited liability company, (“ACSF Funding”) is party to a secured revolving credit facility with Bank of America, N.A. (as amended and restated, the “Credit Facility”). Under the Credit Facility, ACSF Funding originally could borrow up to $135 million with a maturity date of December 18, 2018. In May 2018, ACSF Funding exercised its option under its Credit Facility to reduce its total commitment thereunder by $20 million, resulting in remaining aggregate commitments of $115 million under the Credit Facility. The Credit Facility generally bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.80% and also has a commitment fee equal to 0.75% on the unused amount of the commitments to the extent the outstanding amount of loans is less than 90% of the aggregate commitments. The Credit Facility is secured by ACSF Funding’s assets pursuant to a security agreement and contains customary financial and negative covenants and events of default. Advance rates vary on the type of collateral owned by ACSF Funding and can range up to 80%. See “Recent Developments,” as well as Note 11 to our consolidated financial statements for the three and six months ended June 30, 2018 for a subsequent event regarding the termination of the Credit Facility.

As of June 30, 2018, we had $92.3 million in borrowings outstanding on our Credit Facility. The fair value of the assets owned by ACSF Funding as of June 30, 2018 was $186.3 million and the borrowing base was $137.7 million. On a consolidated basis, as of June 30, 2018, ACSF’s ratio of our principal debt outstanding to stockholders’ equity was 0.72 to 1. As of June 30, 2018, we had approximately $22.7 million of available capacity on our Credit Facility.

As a BDC, we are currently permitted to issue “senior securities,” as defined in the 1940 Act, in any amount as long as immediately after such issuance our asset coverage is at least 200%, or equal to or greater than our asset coverage prior to such issuance, after taking into account the payment of debt with proceeds from such issuance. Asset coverage is defined in the 1940 Act as the ratio of the value of the total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. However, if our asset coverage is below 200%, we may also borrow amounts up to 5% of our total assets for temporary purposes even if that would cause our asset coverage ratio to further decline. As of June 30, 2018, the aggregate amount outstanding of the senior securities issued by us was $92.3 million. As of June 30, 2018 and December 31, 2017, our asset coverage was 238% and 250%, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit include loans we are obligated to advance, such as delayed draws or revolving credit arrangements. Commitments generally have fixed expiration dates or other termination clauses. We do not report the unused portion of these commitments on our Consolidated Statements of Assets and Liabilities. As of June 30, 2018 and December 31, 2017, we had $1.2 million and $0.6 million, respectively, of outstanding unused loan commitments.

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

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary taxable income and the excess of net short term gains over net long term losses, if any, out of the assets legally available for distribution. During the six months ended June 30, 2018 and 2017, 100% of our distributions were made from net investment income. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amounts of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any distributions.

The table below details the distributions to stockholders declared on our shares of common stock during the six months ended June 30, 2018 and 2017 ($ in thousands except for per share data):

($ in thousands, except per share data)
Monthly Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Per Share Amount	Total Amount
January 18, 2018	February 20, 2018	February 22, 2018	March 5, 2018	$0.097	$970
January 18, 2018	March 16, 2018	March 20, 2018	April 4, 2018	0.097	970
January 18, 2018	April 17, 2018	April 19, 2018	May 2, 2018	0.097	970
May 10, 2018	May 18, 2018	May 21, 2018	June 4, 2018	0.097	970
May 10, 2018	June 19, 2018	June 20, 2018	July 5, 2018	0.097	970
May 10, 2018	July 19, 2018	July 20, 2018	August 2, 2018	0.097	970
Total declared during the six months ended June 30, 2018				$0.582	$5,820

February 3, 2017	February 15, 2017	February 17, 2017	March 2, 2017	$0.097	$970
February 3, 2017	March 21, 2017	March 23, 2017	April 4, 2017	0.097	970
February 3, 2017	April 18, 2017	April 20, 2017	May 2, 2017	0.097	970
May 10, 2017	May 22, 2017	May 24, 2017	June 2, 2017	0.097	970
May 10, 2017	June 21, 2017	June 23, 2017	July 6, 2017	0.097	970
May 10, 2017	July 20, 2017	July 24, 2017	August 2, 2017	0.097	970
Total declared during the six months ended June 30, 2017				$0.582	$5,820

We maintain an “opt out” dividend reinvestment and stock purchase plan (the “Dividend Reinvestment and Stock Purchase Plan”) for our common stockholders. As a result, if we declare a distribution, then stockholders' cash distributions will be automatically reinvested in additional shares of our common stock, unless they, or their nominees on their behalf, specifically “opt out” of the Dividend Reinvestment and Stock Purchase Plan so as to receive cash distributions. Stockholders that opt out of our Dividend Reinvestment and Stock Purchase Plan may experience dilution over time. See "Recent Developments," as well as Note 11 to our consolidated financial statements for the three and six months ended June 30, 2018 for more information on the Dividend Reinvestment and Stock Purchase Plan.

Recent Developments

On July 2, 2018, in connection with the Plan, we suspended our Dividend Reinvestment and Stock Purchase Plan. The suspension will become effective for all distributions with record dates on or after August 1, 2018.

In July 2018, we fully repaid our outstanding commitments on our Credit Facility and as of July 27, 2018, the Credit Facility was effectively terminated.

NASDAQ Delisting

On August 3, 2018, in connection with the Plan, the Board approved the voluntary delisting of our common stock from the NASDAQ Global Select Market (“NASDAQ”). On August 6, 2018, we provided notice to NASDAQ of our intent to voluntarily delist and deregister our common stock from NASDAQ. We intend to file a Form 25 with the SEC on or about August 16, 2018 to commence the delisting process. We expect that the delisting will become effective prior to the commencement of trading on or about August 27, 2018, at which time trading in the Common Stock will be indefinitely suspended.

Liquidating Distribution

On August 3, 2018, in connection with our sale of certain of our portfolio investments pursuant to the Plan, the Board approved an initial liquidating distribution of $8.80 per share (such distribution, the “Initial Liquidating Distribution”) to our stockholders of record as of the close of business on August 16, 2018 (the “Record Date”) in accordance with the Plan. The payment of the Initial Liquidating Distribution will be made on August 27, 2018. In accordance with NASDAQ rules, the ex-dividend date will be August 28, 2018, the first business day following the payment date for the Initial Liquidating Distribution.

In addition to the sale of certain of our portfolio investments that have been completed, we have entered into contracts for the sale of all of our remaining portfolio investments but cannot assure you that these remaining sales will be consummated. After paying and/or maintaining reserves against all of our liabilities (including contingent liabilities), we intend to make one or more additional liquidating distributions of our remaining assets to our stockholders (collectively, “Additional Liquidating Distributions” and, together with the Initial Liquidating Distribution, “Total Liquidating Distributions”). Total Liquidating Distributions are estimated to be within a range of $12.33 to $12.46 per share as detailed below.

Based on the information currently available, we estimate that the aggregate amount to be received by stockholders pursuant to the Plan (including cumulative dividends already paid in May, June, July and August of 2018 (the “Cumulative Dividends Paid”), the Initial Liquidating Distribution and Additional Liquidating Distributions) will be between 97% to 98% of our net asset value per share as of March 31, 2018 of $13.11, or within a range of $12.72 to $12.85 per share. These aggregate amounts include (a) the Cumulative Dividends Paid of $0.388 per share, (b) the Initial Liquidating Distribution of $8.80 per share and (c) Additional Liquidating Distributions, which we currently estimate will be within a range of $3.53 to $3.66 per share in the aggregate. The actual Additional Liquidating Distributions received by each stockholder could be more or less than the estimated ranges and the timing of such distributions is uncertain. We intend to complete the Additional Liquidating Distributions by September 30, 2018, or as soon as practicable thereafter.

Critical Accounting Policies

See “Note 2 - Significant Accounting Policies” and “Note 6 - Investments” to our consolidated financial statements for the three and six months ended June 30, 2018, which describes our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, all of our Loan Portfolio bore interest at floating rates. The interest rates on our Loan Portfolio are usually based on a floating LIBOR and typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. As of June 30, 2018, the Loan Portfolio consisted of all floating rate investments with 86.4% having LIBOR floors ranging between 0.75% and 1.25%. As of June 30, 2018, the benchmark LIBOR used to set borrowing rates on our Loan Portfolio was generally above the interest rate floors and therefore our Loan Portfolio will generally fluctuate with changes in short term interest rates, subject to the interest rate floors in place. The Credit Facility has a floating interest rate provision with no LIBOR floor and therefore our cost of funds will fluctuate with changes in short-term interest rates.

Assuming no changes to our consolidated statement of assets and liabilities as of June 30, 2018, (including no change to borrowing spreads), the following table shows the approximate annualized impact to the components of our results of operations from hypothetical base rate changes in interest rates to our Loan Portfolio and the Credit Facility.

($ in thousands except per share data) Basis Point Increase (Decrease)	Interest income	Interest expense	Net Increase (Decrease)	Net Increase (Decrease) per share
300	$5,706	$2,769	$2,937	$0.29
200	$3,804	$1,846	$1,958	$0.20
100	$1,902	$923	$979	$0.10
(100)	$(1,902)	$(923)	$(979)	$(0.10)
(200)	$(2,713)	$(1,846)	$(867)	$(0.09)
(300)	$(2,795)	$(1,931)	$(864)	$(0.09)

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

The below graph illustrates the forward LIBOR curve utilized in the projected cash flows from our CLO Portfolio as of June 30, 2018(1).

(1)
Forward LIBOR curve used to develop the cash flows incorporated in the June 30, 2018 valuations and the cash flows used to calculate the effective yield at cost as of June 30, 2018. Source: Bloomberg as of July 12, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be a party to certain ordinary routine litigation incidental to our business, including the enforcement of our rights under contracts with our portfolio companies. We are not currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Part II, “Item IA. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
2.1	Plan of Complete Liquidation and Dissolution of American Capital Senior Floating, Ltd., dated May 4, 2018.
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

AMERICAN CAPITAL SENIOR FLOATING, LTD.

Date:	August 6, 2018	By:	/s/ KEVIN BRADDISH
Kevin Braddish President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2018	By:	/s/ PENNI F. ROLL
Penni F. Roll Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2018	By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Accounting Officer (Principal Accounting Officer)